Form 10-Q
period 1996-03-31
SIGHT RESOURCE CORP
filed 1996-05-06
CIK 895651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1996         Commission File Number 0-21068
                           --------------                                -------

                           SIGHT RESOURCE CORPORATION

- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                      04-3181524
- - --------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                             67 South Bedford Street
                              Burlington, MA 01803
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                  617-229-1100
     ----------------------------------------------------------------------
                           (Issuer's telephone number)

         The name of Registrant was formerly NewVision Technology, Inc.
     ----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X    No
                                                 ----      ----

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On May 2,1996, 6,346,715 shares of common stock, par value $0.01 per share, were outstanding.

                                   TOTAL PAGES            14
                                   EXHIBIT INDEX AT PAGE  13

                           SIGHT RESOURCE CORPORATION
                                      INDEX



PART I. FINANCIAL INFORMATION                                             PAGE
                                                                          ----
   Item 1   Financial Statements

            Consolidated Balance Sheets as of March 31, 1996, and
            December 31, 1995                                              3

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 1996 and 1995                           4

            Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1996 and 1995                           5

            Notes to Consolidated Financial Statements                     6

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9

PART II. OTHER  INFORMATION

  Item 1   Legal Proceedings                                              13

  Item 2   Changes in Securities                                          13

  Item 3   Defaults Upon Senior Securities                                13

  Item 4   Submission of Matters to a Vote of Security Holders            13

  Item 5   Other Information                                              13

  Item 6   Exhibits and Reports on Form 8-K                               13

           Signatures                                                     14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                           SIGHT RESOURCE CORPORATION
                           Consolidated Balance Sheets


                                                   March 31,            December 31,
                                                     1996                  1995
                                               -----------------     -----------------
                                                 (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                       $  6,579,163           $ 8,034,585
  Accounts receivable, net of allowance
    of $310,000 and $277,000, respectively           1,039,755               661,679
  Inventories                                        1,978,549             1,864,943
  Prepaid expenses and other current assets            544,893               171,504
                                                  ------------            ----------
      Total current assets                          10,142,360            10,732,711
                                                  ------------            ----------
Property and equipment                               7,838,755             8,257,902
Less accumulated depreciation                       (2,545,568)           (2,479,920)
                                                  ------------            ----------
      Net property and equipment                     5,293,187             5,777,982
                                                  ------------            ----------

Other assets
  Intangible assets                                  6,809,714             6,907,687
  Other assets                                         172,564               135,101
                                                  ------------            ----------
      Total other assets                             6,982,278             7,042,788
                                                  ------------            ----------
                                                   $22,417,825           $23,553,481
                                                  ============           ===========
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving note payable                               475,000               475,000
  Current portion of long term debt                    400,000               400,000
  Accounts payable                                   2,046,894             1,726,422
  Accrued expenses                                   2,085,161             2,804,300
                                                  ------------            ----------
      Total current liablities                       5,007,055             5,405,722
                                                  ------------            ----------

Non-current liabilities:
  Long term debt, less current maturities              900,000             1,000,000
  Other liabilities                                    713,197               702,621
                                                  ------------            ----------
      Non-current liablititie                        1,613,197             1,702,621
                                                  ------------            ----------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value.
    Authorized 5,000,000 shares;
    no shares issued and outstanding.                      ---                   ---
  Common Stock, $.01 par value.
    Authorized 20,000,000 shares;
    issued and outstanding 6,346,715
    and 6,346,615 shares at March 31, 1996
    and December 31, 1995, respectively.                63,467                63,466
  Additional paid-in capital                        25,794,760            25,794,161
  Accumulated deficit                              (10,060,654)           (9,412,489)
                                                  ------------            ----------
      Total stockholders' equity                    15,797,573            16,445,138
                                                  ------------            ----------
                                                   $22,417,825           $23,553,481
                                                   ===========           ===========

See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Operations
                                   (unaudited)



                                                 Three Months          Three Months
                                                    Ended                 Ended
                                                March 31,1996         March 31,1995
                                                -------------         -------------

Net revenue                                      $ 5,659,558           $ 4,200,101


Cost of revenue                                    2,261,870             1,872,483
                                                 -----------           -----------

  Gross margin                                     3,397,688             2,327,618

Selling, general and administrative expenses       4,082,120             3,518,002
                                                 -----------           -----------
Loss from operations                                (684,432)           (1,190,384)
                                                 -----------           -----------

Other income (expense)
  Interest income                                     94,156               119,065
  Interest expense                                   (57,889)              (56,849)
                                                 -----------           -----------
     Total other income                               36,267                62,216
                                                 -----------           -----------

Net loss                                        ($   648,165)         ($ 1,128,168)
                                                 ===========           ===========

Net loss per common share share                  ($     0.10)         ($      0.22)
                                                 ===========           ===========
Weighted average number of common
  shares outstanding                               6,346,700             5,194,250
                                                 ===========           ===========

See accompanying notes to consolidated financial statements.


                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                           Three Months          Three Months
                                                                              Ended                 Ended
                                                                          March 31,1996         March 31,1995
                                                                          -------------         -------------
Operating activities:
  Net loss                                                                  (648,165)            (1,128,168)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                          435,395                386,682
      Changes in operating assets and liabilities:
         Accounts receivable                                                (378,076)               (51,759)
         Inventories                                                        (113,606)               192,583
         Prepaid expenses and other current assets                          (373,389)              (107,473)
         Accounts payable and accrued expenses                              (398,667)              (618,748)
                                                                           ---------             ----------
             Net cash used in operating activities                        (1,476,508)            (1,326,883)
                                                                           ---------             ----------
Investing activities:
  Purchases of property and equipment                                       (228,891)               (35,928)
  Sale of assets                                                             376,264                    ---
  Acquisition of subsidiaries                                                    ---             (1,420,993)
  Other assets                                                               (37,463)                30,141
                                                                           ---------             ----------
             Net cash provided by (used in) investing activities             109,910             (1,426,780)
                                                                           ---------             ----------
Financing activities:
  Principal payments on long term debt                                      (100,000)              (100,000)
  Proceeds from exercise of Warrants                                             600                    ---
  Other liabilities                                                           10,576                    ---
                                                                           ---------             ----------
             Net cash used in financing activities                           (88,824)              (100,000)
                                                                           ---------             ----------
Effect of exchange rate changes on cash                                          ---                 (5,884)
                                                                           ---------             ----------

Decrease in cash and cash equivalents                                     (1,455,422)            (2,859,547)

Cash and cash equivalents, beginning of period                             8,034,585             10,193,873
                                                                           ---------             ----------

Cash and cash equivalents, end of period                                   6,579,163              7,334,326
                                                                           =========            ===========

Supplemental Disclosure:
  Interest paid                                                               43,859                 51,295
                                                                           =========            ===========
  Aquisition:
    Assets acquired                                                              ---              4,434,800
    Net liabilities assumed                                                      ---             (1,600,000)
    Common stock issued                                                          ---             (1,144,800)
                                                                           ---------             ----------
    Cash paid                                                                    ---              1,690,000
    Less cash acquired                                                           ---               (269,007)
                                                                           ---------             ----------
    Net cash paid for acquisition                                                ---              1,420,993
                                                                           =========            ===========


See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (1)   THE COMPANY
          -----------

     (a)  Nature of Business
          The business of Sight Resource Corporation is to participate in the delivery of a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. Effective October 31, 1995, the Company changed its name to Sight Resource Corporation from NewVision Technology, Inc. to better reflect its expanded corporate mission.

     (b)  U.S. Acquisitions
          Effective January 1, 1995, the Company purchased substantially all the assets of Cambridge Eye Associates, Inc. ("Cambridge Eye") for $1,690,00 in cash, 424,000 shares of common stock and the assumption of approximately $1,600,000 of net liabilities. Cambridge Eye operates 21 eye care centers throughout New England which provide comprehensive vision care products and services to residents of this region. The transaction was accounted for using the purchase method of accounting.

          Effective July 1, 1995, the Company purchased certain assets and liabilities of Douglas Vision World, Inc. ("Vision World") for approximately $970,000 in cash, 131,525 shares of common stock, $660,000 payable over a 3 year period and $250,000 payable over 18 months. Vision World operates eight eye care centers located throughout Rhode Island which provide comprehensive vision care services to residents of this state. The transaction was accounted for using the purchase method of accounting.

          The results of operations of the two acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill.

     (c)  UK Operations
          While the Company's initial efforts focused on building a laser vision correction delivery model in the UK, the Company is now fully concentrating its attention and resources on the growth opportunities in the United States. As a result, the Company fully discontinued its UK operations in the fourth quarter 1995. Excimer lasers systems used in the UK have been or are in the process of being retrofitted and relocated to the US.

    (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Presentation
          The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995.

                           SIGHT RESOURCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     (b)  Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company's subsidiaries assume the financial risks and rewards of such entities through a management contract. The Company has no direct equity ownership in these entities. All significant intercompany balances and transactions have been eliminated.

     (c)  Revenue Recognition
          Under existing revenue sharing arrangements for refractive surgery where the Company is not responsible for patient billing, the Company receives a specified payment from the hospital or center for each refractive surgical procedure performed. Accordingly, the Company recognizes revenue on a per procedure basis at the time procedures are performed. Under existing revenue-sharing arrangements for refractive surgery where the Company is responsible for the collection from the patient and payment to the ophthalmologist and other operating costs, the total patient charge is recorded as revenue with the corresponding expenses recorded in cost of revenue.

          Revenue and the related costs from the sale of eyewear are recognized at the time an order is placed. Revenue is reported net of contractual allowances.

     (d)  Inventories
          Inventories primarily consist of the costs of eyeglass frames, contact lenses, ophthalmic lenses, sunglasses and other optical products and are valued at the lower of cost (using the first-in, first-out method) or market.

     (e)  Property and Equipment
          Property and equipment is stated at cost. The Company provides for depreciation at the time the property and equipment is placed in service. The straight-line method is used over the estimated useful life of the assets.

     (f)  Intangible Assets
          Intangible assets resulting from business acquisitions consist of customer lists, trademarks, and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of 11 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future cash flows to net book value.

                           SIGHT RESOURCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     (g)  Net Loss Per Share
          Net loss per share of common stock is based on the weighted average number of common shares outstanding. Common stock equivalents are not included in the calculation because they are antidilutive.

     (h)  Reclassifications
          Certain reclassifications were made to the 1995 Consolidated Financial Statements to conform to the 1996 presentation.

    (3)   DEBT
          ----

                                                          MARCH 31,     DECEMBER 31,
          Long term debt is as follows:                     1996            1995
                                                            ----           ----
          Bank term loan, 8.81% interest rate at
          March 31, 1996, repayable in quarterly
          installments of $100,000 through March
          1998, followed by 4 quarterly installments
          of $125,000; secured by all assets of one of
          the Company's subsidiaries                       $1,300,000      $1,400,000

          Less current maturities                          $  400,000      $  400,000
                                                           ----------      ----------
          Long term debt, less current maturities          $  900,000      $1,000,000
                                                           ==========      ==========


          The Company also has available a revolving credit facility based on eligible accounts receivable and inventory balances which bears interest at the bank's base rate plus 1.5% (9.75% at March 31, 1996).

PART I:
ITEM 2:              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. The Company was formed in November 1992 with an initial mission of providing laser vision correction ("LVC") as an alternative to conventional vision correction. Together with a private health care provider in the United Kingdom, the Company established a network of LVC centers in England and Wales which, utilizing the Company's excimer laser systems, offered LVC to persons with nearsightedness. While the Company's initial efforts focused on building a LVC delivery model in the United Kingdom, the Company is now fully concentrating its attention and resources in the Unites States, where an estimated 60 to 70 million people are nearsighted and more than 90% of these people require corrections that fall within the LVC treatment parameters approved by the FDA.

     In October 1995, the FDA first approved the use of one manufacturer's excimer laser for the treatment in the United States of nearsightedness using LVC. In March 1996, the FDA approved a second manufacturer's excimer laser for the same treatment. The Company had commenced consolidation of its United Kingdom operations during the third quarter of fiscal 1995, and, following the FDA's initial approval, had fully discontinued these operations by the fourth quarter of fiscal 1995.

     The Company's discontinuation of its United Kingdom operations permitted the Company to concentrate its efforts and resources on growth opportunities now available in the United States. For this purpose, excimer laser systems previously used in the United Kingdom have been or are being retrofitted and relocated to the United States. As of April 15, 1996, six laser systems were in place in the United States.

     During fiscal 1995, the Company acquired two New England- based eye care centers. The first, Cambridge Eye, operates 21 eye care centers while the second, Vision World, operates eight centers. While the Company's eye care centers continue to provide traditional eyewear and eye care services, they now also offer patients convenient access to LVC information and pre- and postoperative LVC services and access to affiliated ophthalmologists.

     Cambridge Eye was acquired effective January 1, 1995. The transaction consisted of the purchase of substantially all of the assets of Cambridge Eye, including accounts receivable, inventory and property and equipment, for a purchase price of $1,690,000 in cash, 424,000 shares of Common Stock and the assumption of net liabilities of approximately $1.6 million. Vision World was acquired effective July 1, 1995. The transaction consisted of the purchase of substantially all of the assets of Vision World, including accounts receivable, inventory and property and equipment, for a purchase price of approximately $970,000 in cash, 131,525 shares of Common Stock, $660,000 in cash payable over a three-year period and $250,000 in cash payable over 18 months. Both acquisitions were accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NET REVENUE. The Company generated net revenue of approximately $5.7 million during the three months ended March 31, 1996 from the operation of its 29 eye care centers and six laser vision correction centers in the United States as compared to net revenue of approximately $4.2 million from its 21 eye care centers and its network of laser vision correction centers in the United Kingdom for the same period in 1995. Of the $1.5 million, or 35%, increase in net revenue over the periods, approximately $1.3 million of that increase relates to the additional eight eye care centers acquired during the second half of fiscal 1995.

COST OF REVENUE. Cost of revenue for the three months ended March 31, 1996 increased by approximately $390,000 or 21% over the same period in fiscal 1995. The increase primarily resulted from the inclusion of costs associated with the sale of optical products by the additional eye care centers operated by the Company in the first quarter of fiscal 1996. As a percentage of net revenue, cost of revenue decreased from 44.6% to 40.0% over the periods. Cost of revenue for the three months ended March 31, 1996 and 1995 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

SELLING, GENERAL AND ADMINISTRATION EXPENSES. Selling, general and administration expenses were approximately $4.1 million and $3.5 million for the three months ended March 31, 1996 and 1995, respectively. The increase of approximately $564,000 primarily relates to payroll and facility costs incurred in operating additional eye care centers in the first quarter of fiscal 1996 as compared to the first quarter in fiscal 1995. Selling, general and administrative expenses, as a percentage of net revenue, declined from 84% to 72% over the periods. This decrease is a result of operating efficiencies which the Company began to realize from the acquisition and expansion of multi-site eye care centers.

OTHER INCOME AND EXPENSES. Interest income decreased by approximately $25,000 from approximately $119,000 to $94,000 for the three months ended March 31, 1995 and 1996, respectively. This decrease resulted from the investment of a lower cash balance during the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. Interest expense remained comparable at approximately $58,000 and $57,000 for the three months ended March 31, 1996 and 1995, respectively.

NET LOSS. The Company reduced its net loss by approximately 43% in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. For the three months ended March 31, 1996, the Company recorded a net loss of approximately $648,000 or $0.10 per share as compared to a net loss of approximately $1.1 million or $0.22 per share for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had approximately $6.6 million in cash and cash equivalents and working capital of approximately $5.1 million in comparison to approximately $8.0 million in cash and working capital of approximately $5.3 million as of December 31, 1995. Cash was primarily used for current operating activities as reflected by a working capital decrease of only $200,000.

     Using its supply of excimer lasers previously in service in the United Kingdom and those purchased in fiscal 1995, the Company has the advantage of utilizing the capital expenditures already incurred as it enters into the LVC business in the United States. With regulatory approval granted by the FDA in October 1995 for the commercial use of an excimer laser system for treating nearsightedness, the Company had the laser systems it needed to begin treating its first U.S. patients in December 1995. In the first quarter of fiscal 1996, six of the Company's center's were treating patients in Boston, New York City, Chicago, Philadelphia, Providence and Warwick, Rhode Island.

     Acquiring small-to-medium-sized multi-site eye care centers is a key component of the Company's business strategy. By acquiring multi-site eye care centers, the Company gains critical mass of locations ensuring that potential patients will have convenient access to LVC information and pre- and post-operative services. It also allows the Company to deliver these services at considerable savings by using existing corporate and operational infrastructure, which includes store operations, MIS, manufacturing, purchasing, distribution and training. The Company is currently evaluating potential acquisition candidates.

     The Company has securities outstanding which provide it with potential sources of financing as outlined below:


                SECURITIES                                 POTENTIAL PROCEEDS
     --------------------------------------                ------------------
     Warrants                     2,472,100                     $14,800,000
     Class A Warrants                85,000                         500,000
     Unit Purchase Option           215,000                       3,700,000
     IPO Representative Warrants     85,000                       1,300,000
                                                                -----------
                                                                $20,300,000
                                                                ===========

     There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

     The Company anticipates that its working capital, cash flow from operations, revenues from operations and interest income from cash investments, will be adequate to fund the Company's currently proposed activities for at least the next 12 months. Without the exercise of a significant number of the outstanding securities, additional financing may be needed after this 12 month period. The Company anticipates using financing vehicles such as bank debt, leasing, and other sources of funding, such as additional equity offerings, to fund its operation. There can be no assurance that the Company will be successful in obtaining funds from any such sources. If additional funds are raised by issuing equity securities, further dilution to the Company's stockholders may result. If additional funds are not available, the Company may be required to delay execution of its business plan.

The Company has approximately $10.1 million in net operating loss carryforwards for both federal and state tax purposes at March 31, 1996 which expire through 2011 and 2001, respectively.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     The effect of adopting SFAS 121, "Accounting for Long Lived Assets", in fiscal 1996 will not have a material effect (if any) on the Company's financial results.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995
     Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10K for the fiscal 1995 filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

  Item 1  LEGAL PROCEEDINGS

          The Company's subsidiaries are defendants in certain lawsuits alleging various claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits, and in the opinion of management, the resolution of existing lawsuits should not have a material adverse affect, individually or in the aggregate, upon the Company's business or financial position.

          The Company itself is not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

  Item 2  CHANGES IN SECURITIES
          None

  Item 3  DEFAULTS UPON SENIOR SECURITIES
          None

  Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

  Item 5  OTHER INFORMATION
          None

  Item 6  EXHIBITS AND REPORTS ON FORM 8-K
          None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Sight Resource Corporation




Date: May 2, 1996              /s/ William G. McLendon
                               ----------------------------------------------
                               William G. McLendon
                               Chief Executive Officer and President
                               (principal executive officer)





Date: May 2, 1996              /s/ Alan MacDonald
                               ----------------------------------------------
                               Alan MacDonald
                               Vice President, Finance and Administration
                               (principal financial and chief accounting
                               officer)