Form 10-Q
period 1996-06-30
SIGHT RESOURCE CORP
filed 1996-07-30
CIK 895651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended June 30, 1996 Commission File Number 0-21068
                           -------------                        -------

                           SIGHT RESOURCE CORPORATION

- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                         04-3181524
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

                             67 South Bedford Street
                              Burlington, MA 01803
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  617-229-1100
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)

         The name of Registrant was formerly NewVision Technology, Inc.
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                                      Yes  X   No
                                                         -----   -----

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On July 24,1996, 8,046,715 shares of common stock, par value $0.01 per share, were outstanding.

                                        TOTAL PAGES            14
                                        EXHIBIT INDEX AT PAGE  12

                           SIGHT RESOURCE CORPORATION
                                      INDEX

PART I. FINANCIAL INFORMATION                                                 PAGE
                                                                              ----

   Item 1  Financial Statements

           Consolidated Balance Sheets as of June 30, 1996, and
           December 31, 1995                                                    3

           Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 1996 and 1995                                  4

           Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1996 and 1995                                  5

           Notes to Consolidated Financial Statements                           6

   Item 2  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                              9

PART II. OTHER  INFORMATION

   Item 1  Legal Proceedings                                                   12

   Item 2  Changes in Securities                                               12

   Item 3  Defaults Upon Senior Securities                                     12

   Item 4  Submission of Matters to a Vote of Security Holders                 12

   Item 5  Other Information                                                   12

   Item 6  Exhibits and Reports on Form 8-K                                    12

           Signatures                                                          14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                           SIGHT RESOURCE CORPORATION

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                              June 30,  December 31,
                                                                1996        1995
                                                              --------  ------------

ASSETS

Current assets:
   Cash and cash equivalents                                  $ 15,662    $ 8,035
   Accounts receivable, net of allowance
     of $289 and $277, respectively                                955        662
   Inventories                                                   1,891      1,865
   Prepaid expenses and other current assets                       432        171
                                                              --------    -------
      Total current assets                                      18,940     10,733
                                                              --------    -------

Property and equipment                                           8,090      8,258
Less accumulated depreciation                                   (2,893)    (2,480)
                                                              --------    -------
      Net property and equipment                                 5,197      5,778
                                                              --------    -------

Other assets:
   Intangible assets                                             6,724      6,908
   Other assets                                                    141        135
                                                              --------    -------
      Total other assets                                         6,865      7,043
                                                              --------    -------
                                                              $ 31,002    $23,554
                                                              ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving note payable                                     $    475    $   475
   Current portion of long term debt                               400        400
   Accounts payable                                              1,393      1,727
   Accrued expenses                                              2,521      2,804
                                                              --------    -------
      Total current liabilities                                  4,789      5,406
                                                              --------    -------

Non-current liabilities:
   Long term debt, less current maturities                         800      1,000
   Other liabilities                                               713        703
                                                              --------    -------
      Total non-current liabilities                              1,513      1,703
                                                              --------    -------

Commitments and contingencies (note 3)

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares issued and outstanding                       --         --
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued and outstanding 8,046,715 and 6,346,615
     shares at June 30, 1996 and December 31, 1995,
     respectively                                                   80         63
   Additional paid-in capital                                   35,377     25,794
   Accumulated deficit                                         (10,757)    (9,412)
                                                              --------    -------
      Total stockholders' equity                                24,700     16,445
                                                              --------    -------
                                                              $ 31,002    $23,554
                                                              ========    =======



See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                                              Consolidated Statements of Operations
                                              (In thousands, except per share data)


                                                 Three Months Ended   Three Months Ended     Six Months Ended   Six Months Ended
                                                    June 30,1996         June 30,1995          June 30,1996       June 30,1995
                                                 ------------------   ------------------     ----------------   ----------------

Net revenue                                                  $5,918              $ 4,164              $11,578            $ 8,364

Cost of revenue                                               2,282                1,823                4,544              3,695
                                                             ------              -------              -------            -------

   Gross margin                                               3,636                2,341                7,034              4,669

Selling, general and administrative expenses                  4,364                3,534                8,446              7,052
                                                             ------              -------              -------            -------

Loss from operations                                           (728)              (1,193)              (1,412)            (2,383)
                                                             ------              -------              -------            -------

Other income (expense)
   Interest income                                               86                   91                  180                210
   Interest expense                                             (55)                 (50)                (113)              (107)
                                                             ------              -------              -------            -------
     Total other income (expense)                                31                   41                   67                103

Net loss                                                    ($  697)            ($ 1,152)            ($ 1,345)          ($ 2,280)
                                                             ======              =======              =======            =======


Net loss per common share                                   ($ 0.11)            ($  0.22)            ($  0.21)          ($  0.44)
                                                             ------              -------              -------            -------

Weighted average number of common
  shares outstanding                                          6,458                5,244                6,402              5,219
                                                             ======              =======              =======            =======


See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                                 Consolidated Statements of Cash Flows
                                             (In thousands)

                                                                 Six Months Ended     Six Months Ended
                                                                   June 30,1996         June 30,1995
                                                                 ----------------     ----------------

Operating activities:
   Net loss                                                               $(1,345)             $(2,280)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization                                           869                  744
      Changes in operating assets and liabilities:
         Accounts receivable                                                 (293)                (103)
         Inventories                                                          (26)                 367
         Prepaid expenses and other current assets                           (261)                 (19)
         Accounts payable and accrued expenses                               (617)                 540
                                                                          -------              -------
             Net cash used in operating activities                         (1,673)                (751)
                                                                          -------              -------

Investing activities:
   Purchases of property and equipment                                       (480)              (1,519)
   Sale of assets                                                             376                    0
   Acquisition of subsidiaries                                                  0               (1,421)
   Other assets                                                                (6)                  39
                                                                          -------              -------
            Net cash used in investing activities                            (110)              (2,901)
                                                                          -------              -------

Financing activities:
   Principal payments on long term debt                                      (200)                (200)
   Net proceeds from issuance of common stock                               9,600                    0
   Other liabilities                                                           10                    0
                                                                          -------              -------
            Net cash provided by (used in) financing activities             9,410                 (200)
                                                                          -------              -------

Effect of exchange rate changes on cash                                         0                    3
                                                                          -------              -------

Net increase (decrease) in cash and cash equivalents                        7,627               (3,849)

Cash and cash equivalents, beginning of period                              8,035               10,194

Cash and cash equivalents, end of period                                  $15,662              $ 6,345
                                                                          =======              =======
                                                                          -------              -------
Supplemental Disclosure:
   Interest paid                                                          $    41              $    54
                                                                          =======              =======

   Issuance of stock for equipment                                        $     0              $   128
                                                                          =======              =======

   Aquisition:
     Assets acquired                                                      $     0              $ 4,435
     Net liabilities assumed                                                    0               (1,600)
     Common stock issued                                                        0               (1,145)
                                                                          -------              -------
     Cash paid                                                                  0                1,690
     Less cash acquired                                                         0                 (269)
                                                                          -------              -------
     Net cash paid for acquisition                                        $     0              $ 1,421
                                                                          =======              =======


See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)     THE COMPANY
    (a) Nature of Business
        The business of Sight Resource Corporation is to participate in the delivery of a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. Effective October 31, 1995, the Company changed its name to Sight Resource Corporation from NewVision Technology, Inc. to better reflect its expanded corporate mission.

    (b) US Acquisitions
        Effective January 1, 1995, the Company purchased substantially all the assets of Cambridge Eye Associates, Inc. ("Cambridge Eye") for $1,690 in cash, 424,000 shares of common stock and the assumption of approximately $1,600 of net liabilities. The transaction was accounted for using the purchase method of accounting. Cambridge Eye operates 22 eye care centers throughout New England which provide comprehensive vision care products and services to residents of this region.

        Effective July 1, 1995, the Company purchased certain assets and liabilities of Douglas Vision World, Inc. ("Vision World") for approximately $970 in cash, 131,525 shares of common stock, $660 payable over a 3 year period and $250 payable over 18 months. The transaction was accounted for using the purchase method of accounting. Vision World operates eight eye care centers located throughout Rhode Island which provide comprehensive vision care services to residents of this state.

        The results of operations of the two acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill.

    (c) UK Operations
        While the Company's initial efforts focused on building a laser vision correction delivery model in the UK, the Company is now fully concentrating its attention and resources on the growth opportunities in the United States. As a result, the Company fully discontinued its UK operations in the fourth quarter of 1995. Excimer lasers systems used in the UK have been or are in the process of being retrofitted and relocated to the US.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (a) Basis of Presentation
        The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of June 30, 1996 and the results of its operations and cash flows for the three and six months ended June 30, 1996 and 1995.

                           SIGHT RESOURCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

    (c) Revenue Recognition
        Under existing revenue sharing arrangements for refractive surgery where the Company is not responsible for patient billing, the Company receives a specified payment from the medical provider for each refractive surgical procedure performed. Accordingly, the Company recognizes revenue on a per procedure basis at the time procedures are performed. Under existing revenue-sharing arrangements for refractive surgery where the Company is responsible for the collection from the patient and payment to the ophthalmologist and other operating costs, the total patient charge is recorded as revenue with the corresponding expenses recorded in cost of revenue.

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

    (f) Intangible Assets
        Intangible assets resulting from business acquisitions consist of customer lists, trademarks, and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of eleven to twenty-five years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future cash flows to net book value.

                           SIGHT RESOURCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


    (g) Net Loss Per Share
        Net loss per share of common stock is based on the weighted average number of common shares outstanding. Common stock equivalents are not included in the calculation because they are antidilutive.

    (h) Reclassifications
        Certain reclassifications were made to the 1995 Consolidated Financial Statements to conform to the 1996 presentation.

(3)     LONG TERM DEBT

        Long term debt is as follows:

                                                     JUNE 30,   DECEMBER 31,
                                                         1996           1995
                                                         ----           ----
        Bank term loan, 8.97% interest rate at
        June 30, 1996, repayable in quarterly
        installments of $100 through March 1998,
        followed by 4 quarterly installments of
        $125; secured by all assets of one of
        the Company's subsidiaries                      $1,200          $1,400

        Less current maturities                            400             400
                                                        ------          ------
        Long term debt, less current maturities         $  800          $1,000
                                                        ======          ======


        The Company also has available a revolving credit facility based on eligible accounts receivable and inventory balances which bears interest at the bank's base rate plus 1.5% (9.75% at June 30, 1996).

(4)     STOCKHOLDERS' EQUITY
        On June 25, 1996, the Company issued 1,700,000 shares of common stock for net proceeds of approximately $9.6 million. The Company anticipates using the net proceeds for working capital and other general corporate purposes, including acquisitions.

PART I:
ITEM 2:              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.

OVERVIEW

         The Company provides a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. The Company was formed in November 1992 with an initial mission of providing laser vision correction ("LVC") as an alternative to conventional vision correction. Together with a private health care provider in the United Kingdom, the Company established a network of LVC centers in England and Wales which, utilizing the Company's excimer laser systems, offered LVC to persons with nearsightedness. While the Company's initial efforts focused on building a LVC delivery model in the United Kingdom, the Company is now fully concentrating its attention and resources on developing an integrated eye care delivery system to consumers and third party payors in the Unites States.

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

         The Company's discontinuation of its United Kingdom operations permitted the Company to concentrate its efforts and resources on growth opportunities now available in the United States. For this purpose, excimer laser systems previously used in the United Kingdom have been or are being retrofitted and relocated to the United States. As of June 30, 1996, eight laser systems were in place in the United States.

         During fiscal 1995, the Company acquired two New England-based eye care centers. The first, Cambridge Eye, operates 22 eye care centers while the second, Vision World, operates eight eye care centers. While the Company's eye care centers continue to provide traditional eyewear and eye care services, they now also offer patients convenient access to LVC information and pre- and post-operative LVC services.

         Cambridge Eye was acquired effective January 1, 1995. The transaction consisted of the purchase of substantially all of the assets of Cambridge Eye, including accounts receivable, inventory and property and equipment, for a purchase price of $1.7 million in cash, 424,000 shares of Common Stock and the assumption of net liabilities of approximately $1.6 million. Vision World was acquired effective July 1, 1995. The transaction consisted of the purchase of substantially all of the assets of Vision World, including accounts receivable, inventory and property and equipment, for a purchase price of approximately $970,000 in cash, 131,525 shares of Common Stock, $660,000 in cash payable over a three-year period and $250,000 in cash payable over eighteen months. Both acquisitions were accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

NET REVENUE. The Company generated net revenue of approximately $5.9 million and $11.6 million during the three and six months ended June 30, 1996, respectively, from the operation of its 30 eye care centers and eight laser vision correction centers in the United States as compared to net revenue of approximately $4.2 million and $8.4 million from its 21 eye care centers and its network of laser vision correction centers in the United Kingdom for the same periods in 1995. Of the $1.7 million, or 41%, increase in net revenue for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, approximately $1.4 million relates to the additional eight eye care centers acquired during the second half of fiscal 1995. Of the $3.2 million, or 38%, increase in net revenue for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, approximately $2.7 million relates to the additional eight eye care centers acquired during the second half of fiscal 1995.

COST OF REVENUE. Cost of revenue decreased as a percent of net revenue from 43.8% ($1.8 million) and 44.2% ($3.7 million) for the three and six months ended June 30, 1995, respectively, to 38.6% ($2.3 million) and 39.2% ($4.5 million) for the three and six months ended June 30, 1996, respectively. The decrease as a percentage of net revenue is attributable to an increase in laser vision correction procedures as well as manufacturing efficiencies realized at the Company's central lab. Cost of revenue for the three and six months ended June 30, 1996 and 1995 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

SELLING, GENERAL AND ADMINISTRATION EXPENSES. Selling, general and administration expenses were approximately $4.4 million and $8.4 million for the three and six months ended June 30, 1996, respectively, as compared to $3.5 million and $7.1 million for the three and six months ended June 30, 1995, respectively. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in the first two quarters of fiscal 1996 as compared to the first two quarters in fiscal 1995. Selling, general and administrative expenses, as a percentage of net revenue, declined from 84.9% and 84.3% for the three and six months ended June 30, 1995, respectively, to 73.7% and 72.9% for the three and six months ended June 30, 1996, respectively. This decrease is a result of operating efficiencies which the Company began to realize from the acquisition and expansion of multi-site eye care centers and an increase in LVC revenue.

OTHER INCOME AND EXPENSES. Interest income totaled $86,000 and $180,000 for the three and six months ended June 30, 1996, respectively as compared to $91,000 and $210,000 for the three and six months ended June 30, 1995, respectively. This decrease resulted from the investment of a lower average cash balance during the first two quarters of fiscal 1996 as compared to the same period in fiscal 1995. Interest expense remained comparable at approximately $55,000 and $113,000 for the three and six months ended June 30, 1996, respectively, as compared to $50,000 and $107,000 for the three and six months ended June 30, 1995, respectively.

NET LOSS. The Company realized a net loss of $697,000 ($0.11 per share) and $1.3 million ($0.21 per share) for the three and six months ended June 30, 1996, respectively, as compared to $1.2 million ($0.22) and $2.3 million ($0.44 per share) for the three and six months ended June 30, 1995, respectively. The reduction in net loss is primarily attributable to the additional eight eye care centers acquired during the second half of fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1996, the Company had approximately $15.7 million in cash and cash equivalents and working capital of approximately $13.9 million in comparison to approximately $8.0 million in cash and working capital of approximately $5.3 million as of December 31, 1995.

        On June 25, 1996, the Company issued 1,700,000 shares of common stock for net proceeds of approximately $9.6 million. The Company anticipates using the net proceeds for working capital and other general corporate purposes, including acquisitions.

        Acquiring multi-site eye care centers is a key component of the Company's business strategy. By acquiring multi-site eye care centers, the Company gains critical mass of locations ensuring that potential patients and third party payors will have convenient access to wider variety of eye care services. It also allows the Company to deliver these services at considerable savings by using existing corporate and operational infrastructure, which includes store operations, MIS, manufacturing, purchasing, distribution and training. The Company is currently evaluating potential acquisition candidates.

        The Company has securities outstanding which provide it with potential sources of financing as outlined below:

                       SECURITIES                           POTENTIAL PROCEEDS
        ----------------------------------------------      ------------------
        Warrants                             2,472,100         $14,800,000
        Class A Warrants                        85,000             500,000
        Unit Purchase Option                   215,000           3,700,000
        IPO Representative Warrants             85,000           1,300,000
                                                               -----------
                                                               $20,300,000
                                                               ===========

        There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

        The Company anticipates that its working capital, cash flow from operations, revenues from operations and interest income from cash investments, will be adequate to fund the Company's currently proposed activities for at least the next eighteen months. Without the exercise of a significant number of the outstanding securities, additional financing may be needed after this eighteen month period. The Company anticipates using financing vehicles such as bank debt, leasing, and other sources of funding, such as additional equity offerings, to fund its operation. There can be no assurance that the Company will be successful in obtaining funds from any such sources. If additional funds are raised by issuing equity securities, further dilution to the Company's stockholders may result. If additional funds are not available, the Company may be required to delay execution of its business plan.

The Company has approximately $10.5 million in net operating loss carryforwards for both federal and state tax purposes at June 30, 1996 which expire through 2011 and 2001, respectively.

PART II.  OTHER INFORMATION

   Item 1      LEGAL PROCEEDINGS

               None

   Item 2      CHANGES IN SECURITIES

               None

   Item 3      DEFAULTS UPON SENIOR SECURITIES

               None

   Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its Annual Meeting of Stockholders on May 29, 1996. The following represents the results of the proposals submitted to a vote of security holders:

               1. Mr. William G. McLendon and Dr. Elliot S. Weinstock were both elected to the Board of Directors to serve as members until the 1999 Annual Meeting of Stockholders by more than a majority of the votes cast. There were no abstentions or broker non-votes.

               2. A proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ended December 31, 1996 was approved by more than a majority of the votes cast.

               3. A proposal to ratify an amendment of the Company's Employee, Director and Consultant Stock Option Plan to increase by an additional 500,000 shares the aggregate number of shares for which stock options may be granted was approved by more than a majority of the votes cast.

   Item 5      OTHER INFORMATION

               None

   Item 6      EXHIBITS AND REPORTS ON FORM 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sight Resource Corporation



Date:  July 30, 1996                /S/ WILLIAM G. MCLENDON
       -------------                --------------------------------------------
                                    William G. McLendon
                                    Chief Executive Officer and President
                                    (principal executive officer)



Date:  July 30, 1996                /S/ ALAN MACDONALD
       -------------                --------------------------------------------
                                    Alan MacDonald
                                    Vice President, Finance and Administration
                                    (principal financial and chief accounting
                                    officer)