Form 10-Q
period 1996-09-30
SIGHT RESOURCE CORP
filed 1996-11-12
CIK 895651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended September 30, 1996 Commission File Number 0-21068

                           SIGHT RESOURCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                         04-3181524
--------------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

                             67 South Bedford Street
                              Burlington, MA 01803
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  617-229-1100
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X   No
                                                            ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On November 8,1996, 8,643,712 shares of common stock, par value $0.01 per share, were outstanding.

                                                    TOTAL PAGES             15
                                                    EXHIBIT INDEX AT PAGE   13

                           SIGHT RESOURCE CORPORATION
                                      INDEX



PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----
 Item 1  Financial Statements

         Consolidated Balance Sheets as of September 30, 1996, and
         December 31, 1995                                                3

         Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 1996 and 1995                         4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1996 and 1995                         5

         Notes to Consolidated Financial Statements                       6


 Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10

PART II. OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K                                13

         Signatures                                                      14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                           SIGHT RESOURCE CORPORATION

                           Consolidated Balance Sheets
                 (In thousands,except share and per share data)
                                                             September 30, December 31,
                                                                 1996         1995
                                                               --------     --------
ASSETS
Current assets:
   Cash and cash equivalents                                   $ 11,519     $  8,035
   Accounts receivable, net of allowance
     of $338 and $277, respectively                               1,445          662
   Inventories                                                    2,612        1,560
   Prepaid expenses and other current assets                        461          171
                                                               --------     --------
      Total current assets                                       16,037       10,428
                                                               --------     --------

Property and equipment                                           14,044        8,258
Less accumulated depreciation                                    (6,910)      (2,480)
                                                               --------     --------
      Net property and equipment                                  7,134        5,778
                                                               --------     --------

Other assets:
   Intangible assets                                             12,303        6,908
   Other assets                                                     202          135
                                                               --------     --------
     Total other assets                                          12,505        7,043
                                                               --------     --------
                                                               $ 35,676     $ 23,249
                                                               ========     ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving note payable                                      $    475     $    475
   Current portion of long term debt                                800          400
   Accounts payable                                               2,621        1,727
   Accrued expenses                                               2,952        2,499
                                                               --------     --------
      Total current liabilities                                   6,848        5,101
                                                               --------     --------

Non-current liabilities:
   Long term debt, less current maturities                        1,700        1,000
   Other liabilities                                                354          703
                                                               --------     --------
     Non-current liabilities                                      2,054        1,703
                                                               --------     --------

Commitments and contingencies                                        --           --
Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares issued and outstanding                        --           --
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued and outstanding 8,643,712 and 6,346,615
     shares at September 30, 1996 and December 31, 1995,
     respectively                                                    86           63
   Additional paid-in capital                                    37,607       25,794
   Shares issuable                                                  432           --
   Accumulated deficit                                          (11,351)      (9,412)
                                                               --------     --------
      Total stockholders' equity                                 26,774       16,445
                                                               --------     --------
                                                               $ 35,676     $ 23,249
                                                               ========     ========

See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                                         Consolidated Statements of Operations
                                         (In thousands, except per share data)
                                                         Three Months Ended                 Nine Months Ended
                                                   September 30,    September 30,     September 30,     September 30,
                                                       1996            1995              1996              1995
                                                   ------------------------------------------------------------------
Net revenue                                           $9,764          $ 5,202           $21,342           $13,566

Cost of revenue                                        3,787            2,352             8,331             6,497
                                                      ------          -------           -------           -------

   Gross profit                                        5,977            2,850            13,011             7,069

Selling, general and administrative expenses           6,702            3,991            15,148            10,593
                                                      ------          -------           -------           -------

Loss from operations                                    (725)          (1,141)           (2,137)           (3,524)
                                                      ------          -------           -------           -------

Other income (expense)
   Interest income                                       169               70               349               280
   Interest expense                                      (38)             (72)             (151)             (179)
                                                      ------          -------           -------           -------
     Total other income (expense)                        131               (2)              198               101
                                                      ------          -------           -------           -------

Net loss                                              $ (594)         $(1,143)          $(1,939)          $(3,423)
                                                      ======          =======           =======           =======



Net loss per common share                             $(0.07)         $ (0.21)          $ (0.28)          $ (0.66)
                                                      ======          =======           =======           =======

Weighted average number of common
  shares outstanding                                   8,158            5,374             6,988             5,171
                                                      ======          =======           =======           =======

See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPROATION

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                  Nine Months Ended
                                                         September 30,1996  September 30,1995
                                                         -----------------  -----------------
Operating activities:
   Net loss                                                   $(1,939)          $(3,423)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization                             1,497             1,202
      Changes in operating assets and liabilities:
         Accounts receivable                                     (358)             (110)
         Inventories                                               30               419
         Prepaid  expenses and other current assets              (222)               43
         Accounts payable and accrued expenses                 (1,185)             (655)
                                                              -------           -------
             Net cash used in operating activities             (2,177)           (2,524)
                                                              -------           -------

Investing activities:
   Purchases of property and equipment                           (767)           (1,693)
   Acquisition of subsidiaries                                 (2,854)           (2,363)
   Other assets                                                    (4)               44
                                                              -------           -------
            Net cash used in investing activities              (3,625)           (4,012)
                                                              -------           -------

Financing activities:
   Principal payments on long term debt                          (300)             (300)
   Other liabilities                                             (349)               --
   Net proceeds from exercise of warrants                          --             1,509
   Net proceeds from issuance of common stock                   9,935                --
                                                              -------           -------
       Net cash provided by financing                           9,286             1,209
activities
                                                              -------           -------

Effect of exchange rate changes on cash                            --                19
                                                              -------           -------

Net increase (decrease) in cash and cash equivalents            3,484            (5,308)

Cash and cash equivalents, beginning of period                  8,035            10,194
                                                              -------           -------

Cash and cash equivalents, end of period                      $11,519           $ 4,886
                                                              =======           =======
Supplemental Disclosure:
   Interest paid                                              $   158           $   150
                                                              =======           =======
   Non-cash financing activities:
     Issuance of stock for equipment                               --           $   128
                                                              =======           =======
   Aquisitions:
     Assets acquired                                          $10,266           $ 7,696
     Net liabilities assumed                                   (2,533)           (3,310)
     Notes payable                                             (1,400)               --
     Common stock issued                                       (1,901)           (1,727)
     Common stock issuable                                       (432)               --
                                                              -------           -------
     Cash paid                                                  4,000             2,659
     Less cash acquired                                        (1,146)             (296)
                                                               -------          -------
     Net cash paid for acquisition                            $ 2,854           $ 2,363
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

       Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. as well as entered into a merger with E.B. Brown Opticians, Inc. (together "EB Brown") for approximately $4,000 in cash, 521,997 shares of common stock issued, 71,181 shares of common stock to be issued and $1,400 in notes payable over an eighteen month period. The transaction was accounted for using the purchase method of accounting. EB Brown operates forty-two eye care centers located throughout Ohio and Western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders.

       The results of operations of the above acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill. Included in intangible assets is approximately $5,761 of purchase price and expenses over book value of net assets acquired associated with the acquisition of EB Brown for which the fair value is currently being assessed by an independent appraiser.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (a) Basis of Presentation
       The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of September 30, 1996 and the results of its operations and cash flows for the three and nine months ended September 30, 1996 and 1995.

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

       Revenue and the related costs from the sale of eyewear and hearing aids are recognized at the time an order is placed. Revenue is reported net of contractual allowances.

   (d) Inventories
       Inventories primarily consist of the costs of eyeglass frames, contact lenses, ophthalmic lenses, sunglasses, industrial eyewear, hearing aids and other optical and audiology products and are valued at the lower of cost (using the first-in, first-out method) or market.

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

(3)    LONG TERM DEBT

       Long term debt is as follows:
                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                  1996                   1995
                                                                              -------------           ------------
       Bank term loan, 8.906% interest rate at September 30, 1996, repayable in quarterly installments of $100 through March
       1998, followed by 4 quarterly installments of $125;
       secured by all assets of one of the Company's subsidiaries                $1,100                  1,400

       Notes payable, 7% interest rate, $400 due on September 18, 1997 and
       $1,000 due on March 18, 1998; due on demand
       if the Company's cash balance is less than $2,800                          1,400                      0
                                                                                 ------                 ------
                                                                                  2,500                  1,400

       Less current maturities                                                      800                    400
                                                                                 ------                 ------
       Long term debt, less current maturities                                   $1,700                 $1,000
                                                                                 ======                 ======

                           SIGHT RESOURCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


       The Company also has available a revolving credit facility based on eligible accounts receivable and inventory balances which bears interest at the bank's base rate plus 1.5% (9.75 % at September 30, 1996).


(4)    STOCKHOLDERS'  EQUITY
       In 1996, the Company issued 1,775,000 shares of common stock for net proceeds of approximately $9.9 million. The Company anticipates using the net proceeds for working capital and other general corporate purposes, including acquisitions.

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

OVERVIEW
       The Company provides a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. The Company was formed in November 1992 with an initial mission of providing laser vision correction ("LVC") as an alternative to conventional vision correction. Together with a private health care provider in the United Kingdom, the Company established a network of LVC centers in England and Wales which, utilizing the Company's excimer laser systems, offered LVC to persons with nearsightedness. While the Company's initial efforts focused on building a LVC delivery model in the United Kingdom, the Company is now fully concentrating its attention and resources on developing an integrated eye care delivery system to consumers and third party payors in the Unites States
       In October 1995, the FDA first approved the use of one manufacturer's excimer laser for the treatment in the United States of nearsightedness using LVC. In March 1996, the FDA approved a second manufacturer's excimer laser for the same treatment. The Company had commenced consolidation of its United Kingdom operations during the third quarter of fiscal 1995, and, following the FDA's initial approval, had fully discontinued these operations by the fourth quarter of fiscal 1995.
       The discontinuation of its United Kingdom operations permitted the Company to concentrate its efforts and resources on growth opportunities now available in the United States. For this purpose, excimer laser systems previously used in the United Kingdom have been or are being retrofitted and relocated to the United States. As of September 30, 1996, ten laser systems were in place in the United States.
       During fiscal 1995 and 1996, the Company acquired two New England-based and one Mid-Western-based chain of eye care centers. The first, Cambridge Eye
(MA), operates 22 eye care centers; the second, Vision World (RI), operates eight eye care centers; and the third, EB Brown (OH) operates forty-two eye care centers. While the Company's eye care centers continue to provide traditional eyewear and eye care services, they now also offer patients convenient access to LVC information and pre- and post-operative LVC services.
       Cambridge Eye was acquired effective January 1, 1995. The transaction consisted of the purchase of substantially all of the assets of Cambridge Eye, including accounts receivable, inventory and property and equipment, for a purchase price of $1.7 million in cash, 424,000 shares of Common Stock and the assumption of net liabilities of approximately $1.6 million. Vision World was acquired effective July 1, 1995. The transaction consisted of the purchase of substantially all of the assets of Vision World, including accounts receivable, inventory and property and equipment, for a purchase price of approximately $970,000 in cash, 131,525 shares of Common Stock, $660,000 in cash payable over a three-year period and $250,000 in cash payable over eighteen months. EB Brown was acquired effective July 1, 1996. The transaction consisted of the purchase of substantially all of the assets of EB Brown, including accounts receivable, inventory and property and equipment, for a purchase price of approximately $4,000,000 in cash, 521,997 shares of Common Stock, and $1,400,000 in notes payable over eighteen months. All three acquisitions were accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
NET REVENUE. The Company generated net revenue of approximately $9.8 million and $21.3 million during the three and nine months ended September 30, 1996, respectively, from the operation of its 72 eye care centers and ten laser vision correction centers in the United States as compared to net revenue of approximately $5.2 million and $13.6 million from its 29 eye care centers and its network of laser vision correction centers in the United Kingdom for the same periods in 1995. Of the $4.6 million, or 87.7%, increase in net revenue for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, approximately $3.9 million relates to the additional forty-two eye care centers acquired effective July 1, 1996. The $7.7 million increase in net revenue for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, is primarily due to the acquisition of EB Brown on July 1,1996 and nine months of revenue from the Vision World acquisition in 1996 as compared to three months in 1995.

COST OF REVENUE. Cost of revenue decreased as a percent of net revenue from 45.2% ($2.4 million) and 47.9% ($6.5 million) for the three and nine months ended September 30, 1995, respectively, to 38.8% ($3.8 million) and 39.0% ($8.3 million) for the three and nine months ended September 30, 1996, respectively. The decrease as a percentage of net revenue is attributable to an increase in laser vision correction procedures as well as manufacturing efficiencies realized at the Company's central lab. Cost of revenue for the three and nine months ended September 30, 1996 and 1995 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

SELLING, GENERAL AND ADMINISTRATION EXPENSES. Selling, general and administration expenses were approximately $6.7 million and $15.1 million for the three and nine months ended September 30, 1996, respectively, as compared to $4.0 million and $10.6 million for the three and nine months ended September 30, 1995, respectively. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in the first three quarters of fiscal 1996 as compared to the first three quarters in fiscal 1995. Selling, general and administrative expenses, as a percentage of net revenue, declined from 76.7% and 78.1% for the three and nine months ended September 30, 1995, respectively, to 68.6% and 71.0% for the three and nine months ended September 30, 1996, respectively. This decrease is a result of operating efficiencies which the Company began to realize from the acquisition and expansion of multi-site eye care centers and an increase in LVC revenue.

OTHER INCOME AND EXPENSES. Interest income totaled $169,000 and $349,000 for the three and nine months ended September 30, 1996, respectively as compared to $70,000 and $280,000 for the three and nine months ended September 30, 1995, respectively. This increase resulted from the investment of a higher average cash balance during the first three quarters of fiscal 1996 as compared to the same period in fiscal 1995. Interest expense remained comparable at approximately $38,000 and $151,000 for the three and nine months ended September 30, 1996, respectively, as compared to $72,000 and $179,000 for the three and nine months ended September 30, 1995, respectively.

NET LOSS. The Company realized a net loss of $594,000 ($0.07 per share) and $1.9 million ($0.28 per share) for the three and nine months ended September 30, 1996, respectively, as compared to $1.1 million ($0.21) and $3.4 million ($0.66 per share) for the three and nine months ended September 30, 1995, respectively. The reduction in net loss is primarily attributable to the additional forty-two eye care centers acquired during the third quarter of 1996 and eight eye care centers acquired in the second half of fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1996, the Company had approximately $11.5 million in cash and cash equivalents and working capital of approximately $9.2 million in comparison to approximately $8.0 million in cash and working capital of approximately $5.3 million as of December 31, 1995.
       In 1996, the Company issued 1,775,000 shares of common stock for net proceeds of approximately $9.9 million. The Company anticipates using the net proceeds for working capital and other general corporate purposes, including acquisitions.
       Acquiring multi-site eye care centers is a key component of the Company's business strategy. By acquiring multi-site eye care centers, the Company gains critical mass of locations ensuring that potential patients and third party payors will have convenient access to a wider variety of eye care services. It also allows the Company to deliver these services at considerable savings by using existing corporate and operational infrastructure, which includes store operations, MIS, manufacturing, purchasing, distribution and training. The Company is currently evaluating potential acquisition candidates.

       The Company has securities outstanding which provide it with potential sources of financing as outlined below:
                         SECURITIES                            POTENTIAL PROCEEDS
       -----------------------------------------------------   ------------------
       Warrants                              2,472,100             $14,800,000
       Class A Warrants                         85,000                 500,000
       Unit Purchase Option                    215,000               3,700,000
       IPO Representative Warrants              85,000               1,300,000
       Representative Warrants                 170,000               1,478,000
                                                                   -----------
                                                                   $21,778,000
                                                                   ===========

       There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.
       The Company anticipates that its working capital, cash flow from operations, revenues from operations and interest income from cash investments, will be adequate to fund the Company's currently proposed activities for at least the next eighteen months. Without the exercise of a significant number of the outstanding securities, additional financing may be needed after this eighteen month period. The Company anticipates using financing vehicles such as bank debt, leasing, and other sources of funding, such as additional equity offerings, to fund its operations. There can be no assurance that the Company will be successful in obtaining funds from any such sources. If additional funds are raised by issuing equity securities, further dilution to the Company's stockholders may result. If additional funds are not available, the Company may be required to delay execution of its business plan.
       The Company has approximately $11.1 million in net operating loss carryforwards for both federal and state tax purposes at September 30, 1996 which expire through 2011 and 2001, respectively.

PART II.  OTHER INFORMATION


  Item 6  EXHIBITS AND REPORTS ON FORM 8-K
           On October 3, 1996, the Company filed a Form 8-K with respect to its acquisition of EB Brown. The Company will file a Form 8-KA inclusive of the required financial statements and pro-forma financial information within sixty days of the October 3, 1996 date.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Sight Resource Corporation



Date: November 11, 1996                    /S/ WILLIAM G. MCLENDON
      -----------------                    -----------------------
                                           William G. McLendon
                                           Chief Executive Officer and President
                                           (principal executive officer)



Date: November 11, 1996                    /S/  ALAN MACDONALD
      -----------------                    -------------------
                                           Alan MacDonald
                                           Vice President, Finance and
                                           Administration (principal financial
                                           and chief accounting officer)