Form 10-K
period 1996-12-31
SIGHT RESOURCE CORP
filed 1997-03-25
CIK 895651

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM      TO

                         Commission file number: 0-21068

                           SIGHT RESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  04-3181524
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)





        67 SOUTH BEDFORD STREET, BURLINGTON, MA                  01803
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (617) 229-1100


   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE.


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

     Redeemable Warrants, each exercisable for the purchase of one share of
                Common Stock, $.01 par value per share, at $6.00
                ------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 17, 1997, was approximately $35,408,056, based on the last sale price as reported by NASDAQ.

     As of March 17, 1997, the registrant had 8,648,768 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1997.

                                     PART 1

ITEM 1.   BUSINESS

INTRODUCTION

     Sight Resource Corporation (the "Company") provides a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. The Company's services are provided primarily to persons with common vision disorders, as well as to persons with sight-threatening conditions. The Company's operations currently consist of 72 eye care centers, a centralized optical laboratory and distribution center, two management service organizations ("MSOs") and ten laser vision correction ("LVC") centers which the Company has established in association with leading hospitals, ambulatory surgery centers and ophthalmologists.

     The Company's objective is to become the leading integrated provider of eye care products and services in select, regional markets. To develop significant regional integrated networks, the Company's business strategy focuses on (i) acquiring and integrating the assets of regional multi-site eye care centers and the practices of eye care professionals (optometrists and ophthalmologists),
(ii) employing or entering into management services contracts with these professionals, (iii) continuing to market comprehensive and competitively priced eye care programs to leading HMOs, insurance companies and other third party payors in the Company's regional markets, (iv) expanding strategic affiliations, for pathology co-management opportunities, with select hospitals, ambulatory surgery centers and eye care professionals and (v) continuing to market and provide access to LVC services through the Company's eye care centers.

     The Company believes that its integrated approach to eye care provides significant advantages, benefits and opportunities to patients, providers and payors. Patients benefit from the convenience of eye care products and services delivered at a single location. Eye care professionals benefit from the supplemental management and administrative services and resources provided by the Company, permitting them to continue to dedicate their time and effort to their patients and professional practices. Payors benefit from the Company's ability to conveniently provide a complete range of eye care products and services with high quality and low cost.

THE PRIMARY EYE CARE INDUSTRY

     Primary Eye Care Population. Eye care professionals and organizations recommend periodic eye examinations for all Americans. More than 150 million Americans, or approximately 60% of the nation's population, use eyeglasses or contact lenses to correct common refractive vision disorders and, in 1995, more than 90 million of these persons purchased corrective eyewear. The population for corrective eyewear has grown consistently over the last five years and the demographic trends of an aging population are expected to generate increased demand for corrective eyewear and optical services. In addition to refractive vision disorders, each year many Americans also require medical or surgical eye care services, such as treatment for cataracts, glaucoma and retinal disorders. According to industry sources, ophthalmic surgeons perform more than 3 million surgical procedures in the United States per year.

     Primary Eye Care Market. Industry sources estimate that over $17 billion is annually spent on eye care products and services, including eyeglasses, contact lenses and professional eye care services. Of this, a total of approximately $13 billion is spent on sales of eyeglasses and contact lenses and approximately $4 billion is spent on eye examinations and related services performed by opticians, optometrists and ophthalmologists. Approximately $4 billion of these eyewear sales are associated with managed primary eye care programs.

     Primary Eye Care Providers. Eye care services in the United States are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists. The Company estimates that opticians, optometrists, retail optical chains and multi-site eye care centers are the primary eye care providers to approximately 82% of the population with common vision disorders. According to industry sources, approximately 65,000 opticians, 31,000 optometrists and 16,500 ophthalmologists are actively involved in eye care in the United States today.

     Eye Care Trends. Concerns over the accelerating costs of healthcare in general, including eye care, have resulted in the increasing role of managed care in the eye care industry and a decline in the traditional fee-based eye care product and service market. Managed care, which typically involves a third party (frequently the payor) assuming responsibility for ensuring that eye care is provided in a high quality, cost-effective manner, has reduced the competitive position of many eye care professional groups and individual practices. Many of these practices lack the capital to expand, develop information systems and purchase new technologies. Many also have higher operating costs and do not have formal ties with other providers nor the ability to offer a variety of eye care services. In order to remain competitive in the changing healthcare environment, eye care professionals increasingly are affiliating with larger organizations which offer skilled and innovative management, access to payors and their enrollees, sophisticated information systems, greater capital resources and more efficient cost structures. Approximately 40 million Americans currently receive primary eye care benefits via third party payor programs. The Company believes that third party payors increasingly will prefer to contract with a single provider for complete primary eye care services within selected geographic areas.

     Recent Eye Care Developments. The eye care industry is characterized by rapid technological changes, including advances in medical device and ophthalmic laser technologies and developments of alternative surgical techniques or new pharmaceutical products. In October 1995, the United States Food and Drug Administration (the "FDA") approved the use of an ophthalmic excimer laser to correct nearsightedness. LVC is a surgical procedure which, utilizing an ophthalmic excimer laser system, involves the removal of a microscopic layer of the cornea. This procedure changes the curvature of the cornea and allows the eye to focus light properly, resulting in improved vision. For the majority of nearsighted patients this procedure can eliminate the need to wear eyeglasses or contact lenses to correct their nearsightedness. It is estimated that in 1996 approximately 70,000 to 100,000 LVC procedures were performed in the United States. Lasers for the correction of farsightedness and astigmatism are currently undergoing FDA-required clinical testing.

ACQUISITION STRATEGY

     The Company has an acquisition strategy to acquire and integrate the assets of multi-site eye care centers and the practices of eye care professionals and to employ or enter into management services contracts with these professionals. This strategy includes both expanding existing regional markets and entering new regional markets:

          Expand Existing Regional Markets. The Company plans to expand its business in the markets where it currently operates, particularly to broaden the delivery of services offered in such markets. Acquisitions in existing markets (i) permit the Company to effect economies of scale and realize other operating efficiencies, (ii) provide the Company with the opportunity to expand its patient base and revenues without a proportionate increase in administrative costs (iii) permit the Company to strategically complement existing operations and (iv) permit the Company to compete more effectively to provide managed primary eye care services in these markets.

          Enter New Regional Markets. The Company intends to enter into additional regional markets by acquiring the assets of multi-site eye care centers and eye care practices that may be well positioned to become leaders in their regional markets. The Company will target acquisitions in strategic markets that will serve as platforms from which the Company can consolidate a given service area by making and integrating additional "in-market" acquisitions.

     The Company evaluates qualitative issues such as the medical professionals' reputations in the local and national marketplace, medical professionals' training, licensure and experience, Medicare and Medicaid compliance, billing practices and operating history. Prior to entering any market, the Company considers such factors as the local level of eye care competition, networking and consolidation activity, the regulatory environment, patient-provider ratios and the economic condition of the local market. The Company also considers acquisitions of, or affiliations with, ambulatory surgical centers, specialty eye hospitals and other complementary practices and services that are consistent with its objective of being a leading integrated provider of eye care products and services in select, regional markets.

CURRENT OPERATIONS

EYE CARE CENTERS

     Effective January 1, 1995, the Company acquired the assets of Cambridge Eye Associates ("Cambridge Eye"), an optometric practice which now operates 22 primary eye care centers, principally in Massachusetts. The Company also entered into a management services contract with Optometric Providers, Inc. ("Optometric Providers"), a corporation established to employ the optometrists previously employed by Cambridge Eye. Effective July 1, 1995, the Company acquired the assets of Douglas Vision World, Inc. ("Vision World"), a company operating eight primary eye care centers in Rhode Island. The Company has also entered into a management services contract with Optometric Care, Inc. ("Optometric Care"), a professional corporation established to employ the optometrists previously affiliated with Vision World. Effective July 1, 1996, the Company acquired the assets of E.B. Brown Opticians, Inc. ("E.B. Brown"), a company operating 42 eye care centers in Ohio and western Pennsylvania. The Company may add optometrists to the staffs of several of its eye care centers in Ohio and Pennsylvania. To accomplish this, it may be necessary to enter into management services contracts with professional corporations established to employ these optometrists.

     The Company's 72 eye care centers are located in major shopping malls, strip shopping centers, urban locations and free-standing buildings and generally are clustered within discrete market areas so as to maximize the benefit of advertising strategies and to minimize the cost of supervising operations. The Company's centers in Massachusetts, Rhode Island and Ohio are leading providers of prescription and non-prescription eye care products and services in those markets. In addition, the Company's eye care centers in New Hampshire and Pennsylvania are leading providers in their local markets. Each eye care center carries an extensive array of eyeglass frames ranging in price from value models to designer collections. Lens and frame selections include a variety of materials and styles. In addition to prescription eyewear, each eye care center also carries fashion sunglasses and eyewear accessories. E.B. Brown's eye care centers also offer audiology goods and services which are provided by audiologists who service many of E.B. Brown's centers on a rotating schedule.

     Each eye care center in Massachusetts, New Hampshire and Rhode Island is staffed by one or more licensed optometrists, a manager and a number of trained eye care technicians and/or licensed opticians. The Company intends to add optometrists to several of its eye care centers in Ohio and Pennsylvania.

CENTRALIZED OPTICAL LABORATORY AND DISTRIBUTION CENTER

     To meet the volume needs of the eye care centers for certain prescription eyeglass lenses and the rapid delivery needs of each center's customers, the Company operates a centralized optical laboratory and distribution center in Holliston, Massachusetts. In February of 1997 the Company discontinued the operations of a centralized optical laboratory and distribution facility operated by E.B. Brown in Cleveland, Ohio, and consolidated its operations with those at the Holliston facility. The centralized optical laboratory in Holliston now provides complete laboratory services to all of the Company's eye care centers, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution center provides and maintains a central inventory of all accessories and supplies necessary to operate the primary eye care centers, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. The Company is not dependent on any one supplier. Management believes that the centralized optical laboratory and distribution center has the capacity to accommodate additional multi-site eye care centers.

MANAGEMENT SERVICES CONTRACTS

     In connection with its acquisition of Cambridge Eye and Vision World, the Company entered into management services contracts with Optometric Providers and Optometric Care, pursuant to which Cambridge Eye and Vision World operate as MSOs. Pursuant to these management services contracts, the MSOs provide management, administrative, marketing and related services to Optometric Providers and Optometric Care. As a result, the Company is involved in the daily on-site financial and administrative management of these optometric practices and provides various other services to the practices from time to time, including legal, financial reporting, treasury, human resources and insurance assistance. The Company's goals in providing such services are to (i) improve the performance of these optometric practices in these non-professional activities, (ii) allow the optometrists employed by or associated with these practices to more fully dedicate their time and efforts toward their professional practice activities, and (iii) afford the Company expanded service capabilities, and, for itself and on behalf of the optometric practices, capitalize on opportunities for contracting with third party payors and their intermediaries, including managed care providers.

     Pursuant to the service contracts, the MSOs, among other things, (i) act as the exclusive business manager and administrator of all business and administrative functions and services associated with the provision of the professional services, (ii) order and purchase all professional and office inventory and supplies and arrange for the availability of the same, (iii) maintain files and records, (iv) provide or arrange for the provision of technical and ancillary service and support personnel, (v) establish, operate and maintain bookkeeping, accounting, billing and collection systems, (vi) render advice concerning the marketing of services, (vii) develop and administer benefit plans for the professionals and (viii) render such other business and financial management, consultation and advice as may reasonably be needed from time to time by the practice in connection with its provision of professional services.

     The service fees payable to the Company by the affiliated practices under the management services contracts vary based on the cost, nature and amount of services provided, and may be adjustable or subject to renegotiation from time to time. Service fees payable under existing and future contracts are subject to the requirements of applicable laws, rules and regulations and negotiations with individual professional practices.

     Under the management services contracts, the affiliated practices retain the responsibility for, among other things, (i) hiring and compensating professionals, (ii) ensuring that professionals have the required licenses, credentials, approvals and other certifications needed to perform their duties and (iii) complying with applicable federal and state laws, rules and regulations. In addition, the affiliated practices exclusively control all aspects of professional practice and the delivery of professional services.

MANAGED PRIMARY EYE CARE

     In 1993, about half of all Americans insured through their employers were in a managed care plan, compared to 73% in 1995, according to an article in the journal Health Affairs. The trend towards managed care has had a direct impact on how primary eye care is delivered in the United States.

     Industry sources estimate that managed primary eye care now has a 30% share of the U.S. eyewear market. In the early 1990's, managed primary eye care accounted for an estimated 20% of all eyewear purchases. The nationwide shift to managed healthcare in general has been the main factor for this growth. Managed primary eye care's impact on primary eye care (an eye examination for general health and refractive error) has also been profound; 91% of all health maintenance organizations ("HMOs") best selling benefit packages include a covered routine eye examination. These trends continued throughout 1996, indicating that managed primary eye care's share of eyewear and primary eye care should continue to grow.

     Over the past few years eyeglasses have become a fashion item, driving up their cost and shortening their replacement interval. At the same time, eyewear is one of the least expensive healthcare benefits an employer can provide employees. With these two fundamentals factors, employers and employees alike are realizing the importance of a covered eyewear benefit. Since only 14.7% of HMOs best selling packages cover an eyewear component (eyeglasses and contact lenses), benefit programs which include eyewear represent an extraordinary opportunity for growth within managed primary eye care. An eyewear benefit is particularly important to younger workers who, because they enjoy good health, often feel that their benefits package does not provide them with a tangible benefit (such as new eyeglasses or contact lenses).

     To address the expanding enrollment of patients in managed primary eye care programs and the resulting patient flow to designated providers of these managed primary eye care services, in early 1997 the Company created its SightCare division. SightCare is responsible for developing innovative programs for third party payors, securing new contracts for providing managed primary eye care services, and ensuring the consistency and quality of managed primary eye care products and services delivered by the Company.

     SightCare is being introduced in the New England region in the first half of 1997. As of December 31, 1996, the Company provided managed primary eye care benefits to more than 25 organizations in New England, including private companies, unions and leading HMOs. The Company intends to offer the SightCare program in its Ohio and western Pennsylvania markets during the second half of 1997. Because of the Company's ability to deliver consistent, quality eyewear and primary eye care at competitive prices, the Company believes SightCare will achieve a leadership position in managed primary eye care in its markets. The Company's buying power, centralized laboratory, in-center optometrists, and broad outreach within its markets, position it to compete for managed primary eye care business.

LASER VISION CORRECTION SERVICES

     Industry studies indicate that 60 to 70 million Americans are nearsighted and that more than 90% of these people have a refractive disorder that falls within the LVC treatment parameters approved by the FDA. Industry sources estimate that approximately 70,000 to 100,000 LVC procedures for nearsighted patients were performed in the U.S. in 1996, the first full year in which the procedure was approved for use in this country. LVC for farsightedness and astigmatism is currently undergoing FDA-required clinical testing. As new technologies or procedures are approved for refractive correction, the Company intends to incorporate these technologies and procedures into the services provided by the Company.

     The Company has established ten LVC centers in association with selected hospitals, ambulatory surgery centers and private practice facilities. These LVC surgical providers generally have a high level of name recognition and reputation within the ophthalmic community and among prospective patients for LVC which, in turn, supports the Company's efforts to market its LVC centers. By affiliating with the Company, these LVC surgical providers benefit by having a convenient way of participating in LVC without incurring the substantial capital expenditures or the risk of technological obsolescence. The LVC surgical providers also benefit from the Company's ability to acquire, counsel and refer patients for LVC services.

     The Company has established a model for the delivery of LVC services. The Company's LVC strategy is based upon generating and controlling patient flow, and delivering LVC services through its primary eye care centers. The Company believes that generating and controlling patient flow is the key to building a successful LVC business. The Company's LVC strategy is based upon the approach of delivering LVC services through its primary eye care centers. Delivering LVC services through its primary eye care centers (i) provides the Company significant and direct access to a large percentage of the population eligible for LVC, (ii) provides prospective patients with local access to information concerning LVC and to pre-operative assessments, (iii) offers patient convenience to pre- and post-operative examinations that are part of the LVC procedure, (iv) differentiates the Company's primary eye care centers in their markets, and (v) adds only an incremental expense to existing optical and optometric marketing costs. By offering LVC through its primary eye care centers, the Company can offer LVC at lower prices than most of its competitors. While cost may not have been an important factor to early adopters (i.e. that segment of the market quick to accept and purchase new products and services), it should provide the Company an advantage as LVC results generate wider interest in the treatment and price comparison becomes more prevalent.

MARKETING

     As an integrated provider of eye care products and services in regional markets, the Company makes use of various media to market its products and services, including LVC:

          ADVERTISING. The Company uses newspaper, magazine, television, radio, direct mail and other advertising to reach prospective, as well as existing, customers. Advertisements emphasize the Company's benefits to the eyewear public, such as value pricing, product promotions, convenience of location, customer service and knowledgeable salespersons. In-house optometric examinations by licensed optometrists are also emphasized in advertising, subject to regulatory requirements.

          IN-CENTER MARKETING. The Company's eye care centers and LVC centers are designed to be attractive and customer oriented. In its eye care centers, the Company prepares and revises point-of-purchase displays, which convey promotional messages to customers upon arriving at the center. Visual merchandising techniques are employed to draw attention to products displayed in the eye care centers. In addition, to market the Company's LVC services in its eye care centers in New England, the Company shows customers educational videotapes, provides take-home brochures and uses LVC-specific point-of-purchase displays. As the Company introduces LVC services to its eye care centers in Ohio and Pennsylvania, similar strategies will be employed.

          PERSONALIZED CONSULTATIONS. Each eye care center is staffed by a manager and a number of trained eye care technicians and/or licensed opticians, each of whom is trained to provide personalized consultation to customers regarding the Company's eye care products and services. In New England, every eye care center provides our patients with access to one or more licensed optometrists who are similarly trained. Similar access is planned for the eye care centers in Ohio and Pennsylvania.

          QUARTERLY CATALOGS. The Company mails a quarterly catalog to customers in New England who are in its marketing database. This database consist of individuals who have utilized the services of the Company and its affiliated professionals over the last several years. The catalog includes educational, promotional and marketing information about the Company's products and services, including LVC. The

     Company is exploring the feasibility of expanding this program to its customers in Ohio and Pennsylvania in the coming year.

          FINANCING ARRANGEMENTS. The Company has arranged for the availability of third-party financing vehicles for customers to purchase the Company's products and services, including LVC.

          MANAGED CARE. The Company markets its comprehensive and competitively priced primary eye care programs to leading HMOs, insurance companies and other third party payors in the Company's regional markets. The Company's marketing strategy towards these organizations stresses its regional coverage, its complete range of eye care products and services and its commitment to quality and service. In 1997 the Company will introduce its new SightCare programs in New England. The Company intends to offer this program in all of its markets.

COMPETITION

     The Company experiences competition regarding the acquisition of the assets of, and the provision of management services to, eye care centers and practices. Several companies, both publicly and privately held, that have established operating histories and greater resources than the Company are pursuing the acquisition of the assets of general and specialty practices and the management of such practices.

     Eye care practices affiliated with the Company will compete with other local eye care practices as well as managed care organizations. The Company believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition for consumers of eye care services. The Company believes that cost, accessibility and quality of services are the principal factors that affect competition.

     The optical industry is highly competitive and includes chains of retail optical stores, multi-site eye care centers, and a large number of individual opticians, optometrists, and ophthalmologists who provide professional services and/or dispense prescription eyewear. Since retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. The Company believes that the principal competitive factors affecting retailers of prescription eyewear are location and convenience, quality and consistency of product and service, price, product warranties, and a broad selection of merchandise, and that it competes favorably in each of these respects.

     The Company and its affiliated practices compete with other providers for managed primary eye care contracts. The Company believes that trends toward managed primary eye care have resulted in increased competition for such contracts.

     LVC competes with or supplements other surgical and non-surgical treatments for refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery (such as radial keratotomy), corneal transplants and other technologies currently under development. Other competitive factors which may affect revenues include performance, pricing, convenience, ease of use, success relative to alternative treatments and patient and general market acceptance.

     Competition in providing LVC will come from entities similar to the Company and from hospitals, hospital-affiliated group entities, physician group practices and private ophthalmologists that, in order to offer LVC to existing patients, purchase refractive lasers. Suppliers of conventional vision correction alternatives (eyeglasses and contact lenses), such as optometric chains, may also compete with the Company by purchasing laser systems and offering LVC to their customers. Competition to provide LVC may lead to lower prices for LVC, as has happened in some countries where the treatment has been available for several years.

GOVERNMENT REGULATION

     The Company and its operations are subject to extensive federal, state and local laws, rules and regulations affecting the healthcare industry and the delivery of healthcare, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited.

     The regulatory requirements that the Company must satisfy to conduct its business vary from state to state, and, accordingly, the manner of operation by the Company, the degree of control over the delivery of refractive surgery and the level of revenues potentially generated by the Company may differ among the states. The Company intends to comply with the various regulatory requirements. It is possible that in certain states the proposed activities of the Company will not be permissible on terms acceptable to the Company, in which case the Company will not do business in such states. In the U.S., the Company has established refractive surgery centers in affiliation with healthcare providers. Various federal and state regulations may limit the financial and non-financial terms of agreements with these healthcare providers, and the revenues potentially generated by the Company may therefore differ among its various healthcare provider affiliations. The Company intends to comply with such regulations while seeking the most favorable financial and non-financial terms in agreements with these healthcare providers.

     The FDA and other federal, state or local governmental agencies may amend current, or adopt new, rules and regulations that could affect the use of ophthalmic excimer lasers for laser vision correction and therefore adversely affect the business of the Company.

ENVIRONMENTAL REGULATION

     The Company's business activities are not significantly affected by environmental regulations and no material expenditures are anticipated in order for the Company to comply with environmental regulations. However, the Company is subject to certain regulations promulgated under the Federal Environmental Protection Act ("EPA") with respect to grinding, tinting, edging and disposing of ophthalmic lenses and solutions.

PROPRIETARY PROPERTY

     The Company has no licenses, patents or registered copyrights. The Company does have various registered trademarks in the U.S., including "Sight Resource", "Cambridge Eye Doctors", and "E.B. Brown Opticians".

EMPLOYEES

     As of March 13, 1997, the Company had 488 employees. The Company intends to hire additional key personnel it believes will be required for advancement and expansion of the Company's activities.

     The success of the Company's future operations depends in large part on the Company's ability to recruit and retain qualified personnel over time. There can be no assurance, however, that the Company will be successful in retaining or recruiting key personnel.

BUSINESS RISKS AND CAUTIONARY STATEMENTS

     When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private

Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     There are a number of risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the most significant of such risks and uncertainties are:

          o The Company has a limited operating history. While the Company has had experience with laser vision correction in the United Kingdom ("UK") since 1993, laser vision correction was only approved in the U.S. in late 1995. In addition, the Company entered the optical industry in 1995.

          o The Company has a history of operating losses, has not yet been profitable and may continue to incur significant operating losses for the foreseeable future.

          o There can be no assurance that the Company will be able to obtain additional financing when needed or on terms acceptable to the Company.

          o The laser vision correction market, the optical industry and managed primary eye care are highly competitive. The Company's current and potential competitors include many larger companies with substantially greater financial, operating, marketing and support resources than the Company.

          o There can be no assurance that laser vision correction will be accepted by the U.S. population in any commercially significant manner.

          o The Company's plans for growth and expansion include acquisitions. There can be no assurance that attractive acquisition candidates, or the financing necessary for any such acquisitions, will be available to the Company.

          o There can be no assurance that the Company will be able to realize any operating efficiencies from the purchase and consolidation of primary eye care centers or optical chains.

          o The Company is dependent on healthcare providers to perform laser vision correction procedures and pre- and post-operative medical care. There can be no assurance that the Company will be able to establish or maintain beneficial relationships with such healthcare providers.

          o The Company and its operations are subject to extensive federal, state and local regulation, which could materially affect the Company's operations.

          o The Company's plan for growth and expansion includes growth of its managed primary eye care contracts. There can be no assurance that such contracts will be acquired or that existing contracts will be expanded in any meaningful way.

CORPORATE LIABILITY AND INSURANCE

     The provision of professional eye care services entails an inherent risk of professional malpractice and other similar claims. The Company does not influence or control the practice of medicine or optometry by professionals or have responsibility for compliance with certain regulatory and other requirements directly applicable to individual professionals and professional groups. As a result of the relationship between the Company and its affiliated practices, the Company may become subject to some professional malpractice actions under various theories. There can be no assurance that claims, suits or complaints relating to professional services provided by affiliated practices will not be asserted against the Company in the future. The Company believes that the providers with which the Company enters into LVC center agreements or other strategic affiliation agreements are covered by such providers' professional malpractice or liability insurance. The Company may not be able to purchase professional malpractice insurance, and may not be able to purchase other insurance at reasonable rates, which would protect it against claims arising from the professional practice conducted by providers. Similarly, the use of laser systems in the Company's LVC centers may give rise to claims against the Company by persons alleging injury as a result of the use of such laser systems. The Company believes that claims alleging defects in the laser systems it purchases from its suppliers are covered by such suppliers' product liability insurance and that the Company could take advantage of such insurance by adding such suppliers to lawsuits against the Company. There can be no assurance that the Company's laser suppliers will continue to carry product liability insurance or that any such insurance will be adequate to protect the Company.

     The Company maintains insurance coverage that it believes will be adequate both as to risks and amounts. The Company believes that such insurance will extend to professional liability claims that may be asserted against employees of the Company that work on site at affiliated practice locations. In addition, pursuant to the management services contracts, the affiliated practices are required to maintain professional liability and comprehensive general liability insurance. The availability and cost of such insurance has been affected by various factors, many of which are beyond the control of the Company and its affiliated practices.

     There can be no assurance that the Company will be able to retain adequate liability insurance at reasonable rates, or that the insurance will be adequate to cover claims asserted against the Company, in which event the Company's business may be materially adversely affected.

ITEM 2.   DESCRIPTION OF PROPERTIES

     Cambridge Eye, Vision World, and E.B. Brown lease the space for 22, 8 and 42, respectively, of the Company's eye care centers (which range in size from approximately 1,100 to 6,300 square feet), under operating leases, which expire as follows, exclusive of renewal options.

Year                                          Number of leases expiring
----                                          -------------------------
1997                                                                 10
1998                                                                 12
1999                                                                 10
2000                                                                 14
2001                                                                 16
2002 and thereafter                                                   2

     In addition, the Company is currently in lease negotiations or is an at will tenant for 8 eye care centers.

     The centralized optical laboratory and distribution center occupies approximately 22,000 square feet of space leased by Cambridge Eye in an industrial complex in Holliston, Massachusetts pursuant to a lease which expires in 1998. In addition to the eye care centers and the centralized optical laboratory and distribution center, the Company currently leases its executive offices of approximately 5,400 square feet of space located at 67 South Bedford Street, Burlington, Massachusetts 01803 pursuant to a lease which expires in 1998. The Company believes that its facilities are adequate for its present needs and that suitable space will be available to accommodate its future needs.

ITEM 3.   LEGAL PROCEEDINGS

     The Company's subsidiaries are defendants in certain lawsuits alleging various claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of existing claims should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition.

     Sight Resource Corporation is not currently a party to any claims, suits or complaints, although there can be no assurance that such claims will not be asserted against Sight Resource Corporation in the future. From time to time Sight Resource Corporation has been party to claims, litigation or other proceedings in the ordinary course of its business, none of which has been material to the Company or its business.

     There can be no assurance that future claims against the Company or any of its subsidiaries will not have a material adverse effect on the Company, its operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMPANY'S COMMON EQUITY

     The Company's Common Stock and the IPO Warrants began trading on NASDAQ on
March 31, 1993 under the symbols "VISN" and "VISNW", respectively. The Company's
IPO Warrants expired on October 31, 1995. The Company also issued Warrants which began trading on NASDAQ on August 25, 1994 under the symbol "VISNZ". The following table sets forth for the periods indicated, the high and low sales prices for the Common Stock, IPO Warrants and Warrants as reported by NASDAQ:

                                      COMMON STOCK           WARRANTS             IPO WARRANTS
                                    ---------------          ----------           ------------
                                    HIGH        LOW          HIGH      LOW        HIGH         LOW
                                    ----        ---          ----      ---        ----         ---
1996:
First Quarter                       11          7 7/8        5 1/4     2 15/16    -            -
Second Quarter                      9 1/8       6 1/2        4         2 11/16    -            -
Third Quarter                       7 1/8       4 3/4        3 5/16    2 3/16     -            -
Fourth Quarter                      6 3/4       4 1/2        2 7/8     1 1/8      -            -

1995:
First Quarter                       6 5/8       4 1/8        2         1          1            3/8
Second Quarter                      7 3/4       5 7/8        2 3/4     1 5/8      1 7/16       5/8
Third Quarter                       9 7/8       7 1/4        4 3/4     2 1/2      2 7/8        1 3/16
Fourth Quarter                     11 1/4       6            5 5/8     3 1/4      2 1/4*       1*

------------
* High and low sales price through the expiration date on October 31, 1995.


The Common Stock, IPO Warrants, and Warrants have been quoted on the NASDAQ-National Market System ("NASDAQ-NMS") since August 25, 1994. Prior to that time, the Common Stock and IPO Warrants were quoted on the NASDAQ-small cap market.

During the third quarter, the Company issued 521,997 unregistered shares of the Company's Common Stock related to the acquisition of E.B. Brown. The holders of these unregistered shares have the same dividend and voting rights as all other common stock holders.

The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company. As of March 17, 1997, there were 279 and 20 holders of record of the Company's Common Stock and Warrants, respectively. There are over 4,205 beneficial owners of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

YEAR ENDED DECEMBER 31                    1996 (1,2)       1995 (3)       1994          1993        1992 (4)
------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                             $29,987          $18,240       $   529       $   155      $    --
Net loss (see Note 1)                     (5,850)          (4,888)       (2,945)       (1,530)         (48)
Net loss per common share                  (0.78)           (0.89)        (0.94)        (0.74)        (.04)
Weighted average number of
   common shares outstanding               7,523            5,488         3,122         2,057        1,307

BALANCE SHEET DATA:
Working capital (deficiency)             $ 7,774          $ 5,325       $ 9,787       $  (690)      $ (478)
Total assets                              31,430           23,249        13,911         5,210          863
Non-current liabilities                    1,876            1,703           --             --           --
Stockholders' equity                      22,766           16,445        13,364         3,419          169

----------------
1. Includes write-down for impairment of ophthalmic equipment of $2,622 in 1996.

2. Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. and acquired by merger E.B. Brown Opticians, Inc. (collectively "EB Brown"). EB Brown operates 42 eye care centers located throughout Ohio and western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders.

3. Effective January 1, 1995 and July 1, 1995 the Company purchased substantially all the assets of Cambridge Eye Associates, Inc. and Douglas Vision World, Inc. respectively. During 1995, these companies combined had a practice of 29 optometric offices throughout New England providing comprehensive vision care services to residents of this region.

4. Represents activity for the period from the date of inception of Predecessor Partnership of April 29, 1992, to December 31, 1992. Substantially all of the business of the Predecessor Partnership was acquired by the Company in exchange for 861,900 shares of Common Stock on November 30, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Sight Resource Corporation (the "Company") provides a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. The Company's services are provided primarily to persons with common vision disorders, as well as to persons with sight-threatening conditions. The Company's operations currently consist of 72 eye care centers, a centralized optical laboratory and distribution center, two management service organizations ("MSOs") and ten laser vision correction ("LVC") centers which the Company has established in association with leading hospitals, ambulatory surgery centers and ophthalmologists.

     In October 1995, the FDA first approved the use of one manufacturer's excimer laser for the treatment in the United States of nearsightedness using LVC. In March 1996, the FDA approved a second manufacturer's excimer laser for the same treatment. The Company had commenced consolidation of its United Kingdom operations during the third quarter of fiscal 1995 and, following the FDA's initial approval, had fully discontinued these operations by the fourth quarter of fiscal 1995.

     The Company's objective is to become the leading integrated provider of eye care products and services in select, regional markets. To develop significant regional integrated networks, the Company's business strategy focuses on (i) acquiring and integrating the assets of regional multi-site eye care centers and the practices of eye care professionals (optometrists and ophthalmologists),
(ii) employing or entering into management services contracts with these professionals, (iii) continuing to market comprehensive and competitively priced eye care programs to leading HMOs, insurance companies and other third party payors in the Company's regional markets, (iv) expanding strategic affiliations, for pathology co-management opportunities, with select hospitals, ambulatory surgery centers and eye care professionals and (v) continuing to market and provide access to LVC services through the Company's eye care centers.

     The Company believes that its integrated approach to eye care provides significant advantages, benefits and opportunities to patients, providers and payors. Patients benefit from the convenience of eye care products and services delivered at a single location. Eye care professionals benefit from the supplemental management and administrative services and resources provided by the Company, permitting them to continue to dedicate their time and effort to their patients and professional practices. Payors benefit from the Company's ability to conveniently provide a complete range of eye care products and services with the highest quality at the lowest cost.

1996 AS COMPARED WITH 1995

Revenue. The Company generated net revenue of approximately $30.0 million during the year ended December 31, 1996, from the operation of its 72 eye care centers and ten laser vision correction centers in the United States as compared to net revenue of approximately $18.2 million from its 29 eye care centers and its network of laser vision correction centers in the United Kingdom ("UK") for the same period in 1995. Of the $11.8 million, or 64.4%, increase in net revenue for the year ended December 31, 1996 as compared to the year ended December 31, 1995, $7.4 million relates to the additional forty-two eye care centers acquired effective July 1, 1996. The remaining increase of $4.4 million relates to a full year of revenue from the Vision World acquisition as well as the Company's first full years of LVC services in the U.S.

Cost of Revenue. Cost of revenue decreased as a percent of net revenue from 44.7% (approximately $8.1 million) for the year ended December 31, 1995, to 39.5% (approximately $11.8 million) for the year ended December 31, 1996. The decrease as a percentage of net revenue is attributable to an increase in LVC procedures as well as manufacturing efficiencies realized at the Company's central lab. Cost of revenue for the years ended December 31, 1996 and 1995 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

Selling, General and Administration Expenses. Selling, general and administration expenses were approximately $21.6 million and $15.3 million for the years ended December 31, 1996 and 1995, respectively. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in 1996 as compared to 1995. Selling, general and administrative expenses, as a percentage of net revenue, declined from 83.7% for the year ended December 31, 1995, to 72.1% for the year ended December 31, 1996. This decrease is a result of operating efficiencies which the Company began to realize from the acquisition and expansion of multi-site eye care centers and an increase in LVC revenue.

Impairment of ophthalmic equipment. During the fourth quarter of 1996 the Company recognized a $2.6 million write down due to impairment of ophthalmic equipment. Operating losses sustained during 1996 from the operation of this equipment coupled with anticipated future operating losses over the remaining depreciable life of the equipment resulted in the Company's decision to recognize the impairment.

Other Income and Expenses. Interest income totaled approximately $499,000 and $387,000 for the years ended December 31, 1996 and 1995, respectively. This increase resulted from the investment of a higher average cash and cash equivalents balance during 1996 as compared to 1995. Interest expense remained comparable at approximately $248,000 and $253,000 for the years ended December 31, 1996 and 1995, respectively.

The Company also recorded a $150,000 foreign currency translation gain on the liquidation of the UK business at the close of 1995.

Net Loss. The Company realized a net loss of approximately $5.9 million ($0.78 per share) and $4.9 million ($0.89 per share) for the years ended December 31, 1996 and 1995, respectively. The increase in net loss is primarily attributable to the $2.6 million impairment of ophthalmic equipment recognized in the fourth quarter of 1996 offset by an increase in volume of laser vision correction services as well as six months of operations of the forty-two eye care centers acquired effective July 1, 1996.

1995 AS COMPARED WITH 1994

Revenue. Revenue for the year ended December 31, 1995 amounted to approximately $18.2 million compared to $529,000 for the same period in 1994. The significant increase resulted from revenue generated by the Company's newly acquired optical chains.

Cost of Revenue. Cost of revenue for the year ended December 31, 1995 was approximately $8.1 million as compared to approximately $928,000 for the same period in 1994. The increase resulted from the inclusion of costs associated with the sale of optical products by the Company's newly acquired optical chains. The Company operates a centralized laboratory and distribution center which provides comprehensive services to all of its eye care centers. Included in cost of revenue in 1995 is the cost of manufacturing and delivering the optical products to its customers in the U.S., as well as the costs to deliver laser vision correction in the UK including depreciation and maintenance on lasers of over $1.2 million. Included in cost of revenue in 1994 is depreciation and maintenance on its excimer lasers in the UK, the Company's most significant costs under the Company's joint venture agreement with British United Provident Association ("BUPA").

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $15.3 million and $2.5 million for the years ended December 31, 1995 and 1994, respectively.

The majority of the increase relates to the costs of operating 29 eye care centers during 1995. In addition, the Company continued to incur costs to develop and execute the Company's U.S. business plan. Included in selling, general and administrative expenses in 1995, were costs of occupancy and personnel at the 29 eye care centers, advertising and marketing programs in the U.S. and UK, payroll and office expenses in the U.S. and UK, severance and other costs associated with closing the UK office, legal and accounting, and other general and administrative expenses. In 1994, selling, general and administrative expenses primarily consisted of costs incurred operating the network of BUPA/Sight Resource laser vision correction centers in the UK.

Other Income and Expense. Interest income increased from approximately $183,000 for the year ended December 31, 1994 to approximately $387,000 for the comparable period in 1995. This increase is a result of interest earned on the invested proceeds received from the Company's second public offering in September, 1994 and the exercise of the IPO Warrants in October 1995.

     Interest expense for the year ended December 31, 1995 of approximately $253,000 represents interest on the revolving credit agreement and the long-term debt which was assumed as part of the acquisition of Cambridge Eye. The Company also recorded a $150,000 foreign currency translation gain on the liquidation of the UK business at the close of 1995. In 1994, the Company had incurred $180 thousand of financing costs in conjunction with the issuance of the Bridge Notes and Class A Warrants.

Net Loss. For the year ended December 31, 1995, the Company recorded a net loss of approximately $4.9 million or $0.89 per share as compared to a net loss of approximately $2.9 million or $0.94 per share for the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had approximately $9.9 million in cash and cash equivalents and working capital of approximately $7.8 million in comparison to approximately $8.0 million in cash and cash equivalents and working capital of approximately $5.3 million as of December 31, 1995.

     In 1996, the Company issued 1,775,000 shares of common stock to the public for net proceeds of approximately $9.8 million. The Company anticipates using the net proceeds for working capital and other general corporate purposes, including acquisitions.

    As of December 31, 1996, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                Potential proceeds
--------------------------------------------             ---------------------
Warrants                          2,472,100                      $14,800,000
Class A Warrants                     85,000                          500,000
Unit Purchase Options               215,000                        3,700,000
IPO Representative Warrants          85,000                        1,300,000
Representative Warrants             170,000                        1,400,000
                                                         --------------------
                                                                 $21,700,000
                                                         ====================


     There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

     On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5 million on a term loan basis and $5 million on a revolving credit basis, subject to certain performance criteria. These loans are secured by all assets of the Company and its wholly owned subsidiaries. Amounts borrowed under the Agreement will be used to refinance existing debt, finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003.

     Acquiring multi-site eye care centers is a key component of the Company's business strategy. By acquiring multi-site eye care centers, the Company gains critical mass of locations ensuring that potential patients and third party payors will have convenient access to a wider variety of eye care services. It also allows the Company to deliver these services at considerable savings by using existing corporate and operational infrastructure, which includes store operations, MIS, manufacturing, purchasing, distribution and training. The Company is currently evaluating potential acquisition candidates. Without additional funding, the Company's rate of acquisition and size of acquisition could be limited.

     The Company anticipates that its working capital and sources of capital, such as the new credit facility, will be adequate to fund the Company's currently proposed activities for at least the next twelve months. The Company anticipates using financing vehicles such as bank debt, leasing, and other sources of funding, such as additional equity offerings, to fund its operations. There can be no assurance that the Company will be successful in obtaining funds from any such sources. If additional funds are raised by issuing equity securities, further dilution to the Company's stockholders may result. If additional funds are not available, the Company may be required to delay execution of its business plan.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Sight Resource Corporation:



     We have audited the consolidated balance sheets of Sight Resource Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sight Resource Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP

Boston, Massachusetts
February 28, 1997

                           SIGHT RESOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31                                                                        1996          1995
-----------------------------------------------------------------------------------------------------
(in thousands)

                                ASSETS

      Current assets:
        Cash and cash equivalents                                                $ 9,924        $ 8,035
        Accounts receivable, net of allowance of $353 and $277                     1,405            662
        Inventories                                                                2,489          1,560
        Prepaid expenses and other current assets                                    286            171
        Assets held for sale (note 3)                                                458              -
                                                                                 -------        -------
                Total current assets                                              14,562         10,428
                                                                                 -------        -------
      Property and equipment, net (note 3)                                         4,935          5,778
                                                                                 -------        -------
      Other assets:
        Intangible assets (note 4)                                                11,768          6,908
        Other assets                                                                 165            135
                                                                                 -------        -------
                Total other assets                                                11,933          7,043
                                                                                 -------        -------
                                                                                 $31,430        $23,249
                                                                                 =======        =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Revolving note payable (note 6)                                            $ 475          $ 475
        Current portion of long term debt (note 6)                                   800            400
        Accounts payable                                                           1,843          1,727
        Accrued expenses (note 5)                                                  3,670          2,499
                                                                                 -------        -------
                Total current liabilities                                          6,788          5,101
                                                                                 -------        -------
      Non-current liabilities:
        Long term debt, less current maturities (note 6)                           1,600          1,000
        Other liabilities                                                            276            703
                                                                                 -------        -------
                Total non-current liabilities                                      1,876          1,703
                                                                                 -------        -------

      Commitments (note 7)

      Stockholders' equity (note 8):
        Preferred Stock, $.01 par value. Authorized 5,000,000
           shares; no shares issued and outstanding                                    -              -
        Common stock, $.01 par value. Authorized 20,000,000
           shares; issued and outstanding 8,648,768 and 6,346,615
           shares in 1996 and 1995, respectively                                      86             63
        Additional paid-in capital                                                37,510         25,794
        Common stock issuable, 71,181 shares in 1996 (note 1(b))                     432              -
        Accumulated deficit                                                      (15,262)        (9,412)
                                                                                 -------        -------
                Total stockholders' equity                                        22,766         16,445
                                                                                 -------        -------
                                                                                 $31,430        $23,249
                                                                                 =======        =======

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                                    1996           1995               1994
-----------------------------------------------------------------------------------------------------
(in thousands except for per share amounts)

w
Net revenue                                            $ 29,987          $ 18,240          $    529
Cost of revenue                                          11,841             8,147               928
                                                       --------          --------          --------
        Gross margin                                     18,146            10,093              (399)

Selling, general and administrative expense              21,625            15,265             2,492
Impairment of ophthalmic equipment (note 3)               2,622              --                --
                                                       --------          --------          --------
  Total operating expenses                               24,247            15,265             2,492
                                                       --------          --------          --------

      Loss from operations                               (6,101)           (5,172)           (2,891)
                                                       --------          --------          --------

Other income (expense):
  Interest income                                           499               387               183
  Interest expense                                         (248)             (253)              (48)
  Other                                                    --                 150              (189)
                                                       --------          --------          --------
          Total other income (expense)                      251               284               (54)
                                                       --------          --------          --------

          Net loss                                     ($ 5,850)         ($ 4,888)         ($ 2,945)
                                                       ========          ========          ========

Net loss per share                                     ($  0.78)         ($  0.89)         ($  0.94)
                                                       ========          ========          ========

Weighted average number of common shares
  outstanding                                             7,523             5,488             3,122
                                                       ========          ========          =========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------
(in thousands)

                                                              ADDITIONAL                COMMON     CUMULATIVE      TOTAL
                                           COMMON STOCK         PAID-IN    ACCUMULATED   STOCK     TRANSLATION  STOCKHOLDERS
                                         SHARES    PAR VALUE    CAPITAL     DEFICIT     ISSUABLE   ADJUSTMENT      EQUITY
                                        -------- ----------- ------------ ------------ ---------- ------------- --------------

Balance, December 31, 1993              2,287         $ 23     $ 5,002    ($ 1,579)         $ -       ($ 27)        $  3,419
Proceeds from public offering, net of
  offering costs                        2,472           25      12,496            -           -           -           12,521
Proceeds from exercise of IPO warrants     11            -          73            -           -           -               73
Issuance of Class A warrants                -            -          65            -           -           -               65
Net loss                                    -            -           -      (2,945)           -           -           (2,945)
Cumulative translation adjustment           -            -           -            -           -         231              231
                                        -----         ----    --------    --------        -----       ------        --------

Balance, December 31, 1994              4,770           48      17,636      (4,524)           -         204           13,364
Issuance of common stock for
  acquisitions                            556            6       1,721            -           -           -            1,727
Issuance of common stock for
  equipment and other                      64            -         206            -           -           -              206
Proceeds from exercise of warrants
   (note 8)                               955            9       6,221            -           -           -            6,230
Proceeds from exercise of stock
  options                                   2            -          10            -           -           -               10
Net loss                                    -            -           -      (4,888)           -           -           (4,888)
Cumulative translation adjustment           -            -           -            -           -        (204)            (204)
                                        -----         ----    --------    --------        -----       ------        --------

Balance, December 31, 1995              6,347           63      25,794      (9,412)           -           -           16,445
Proceeds from exercise of warrants          -            -           1            -           -           -                1
Proceeds from public offering, net of
  offering costs                        1,775           18       9,816            -           -           -            9,834
Issuance of common stock for              522            5       1,896            -         432           -            2,333
  acquisitions
Proceeds from exercise of stock             5            -           3            -           -           -                3
  options
Net loss                                    -            -           -      (5,850)           -           -           (5,850)
                                        -----         ----    --------    --------        -----       ------        --------

Balance, December 31, 1996              8,649         $ 86    $ 37,510    ($15,262)       $ 432       $   -         $ 22,766
                                        =====         ====    ========    ========        =====       ======        ========

          See accompanying notes to consolidated financial statements.

                                            SIGHT RESOURCE CORPORATION


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                       1996            1995            1994
------------------------------------------------------------------------------------------------------------------
(in thousands)

Operating activities:
  Net loss                                                                   ($ 5,850)       ($ 4,888)      ($ 2,945)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                              2,221           1,688            928
     Impairment of ophthalmic equipment                                         2,622               -              -
     Realization of foreign currency gain                                           -           (150)              -
     Amortization of debt financing cost                                            -               -             65
  Changes in operating assets and liabilities:
     Accounts receivable                                                        (248)             (1)           (33)
     Inventories                                                                  153             424              -
     Prepaid expenses and other current assets                                   (47)              75            (4)
     Accounts payable and accrued expenses                                    (1,408)           (844)        (1,294)
                                                                          ------------    ------------   ------------
       Net cash used in operating activities                                  (2,557)         (3,696)        (3,283)
                                                                          ------------    ------------   ------------

Investing activities:
  Purchases of property and equipment                                         (1,639)         (1,948)          (175)
  Acquisition of subsidiaries                                                 (2,854)         (2,363)              -
  Other assets                                                                   (72)             (4)           (19)
                                                                          ------------    ------------   ------------
       Net cash used in investing activities:                                 (4,565)         (4,315)          (194)
                                                                          ------------    ------------   ------------

Financing activities:
  Principal payments on Bridge Notes and long term debt                         (400)           (400)        (1,100)
  Proceeds from sale of Bridge Notes and Class A warrants                           -               -          1,100
  Proceeds from exercise of warrants and stock options                              4           6,240             73
  Net proceeds from public offerings                                            9,834               -         12,521
  Payment of other liabilities                                                  (427)               -              -
                                                                          ------------    ------------   ------------
       Net cash provided by financing activities                                9,011           5,840         12,594
                                                                          ------------    ------------   ------------

Effect of exchange rate changes on cash                                             -              12             74
                                                                          ------------    ------------   ------------

Net increase (decrease) in cash and cash equivalents                            1,889         (2,159)          9,191

Cash and cash equivalents, beginning of period                                  8,035          10,194          1,003
                                                                          ============    ============   ============
Cash and cash equivalents, end of period                                      $ 9,924         $ 8,035       $ 10,194
                                                                          ============    ============   ============



          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(1) THE COMPANY

(a) Nature of Business
The business of Sight Resource Corporation is to participate in the delivery of a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists.

(b) U.S. Acquisitions
During 1995, the Company acquired two primary eye care chains, effective January 1, 1995 and July 1, 1995, respectively. The aggregate purchase price paid in connection with the acquisitions consisted of (i) $2,660,000 in cash, (ii) 555,525 shares of common stock, (iii) the assumption of approximately
$1,600,000 of net liabilities, and (iv) $660,000 payable over a 3 year period and $250,000 payable over 18 months contingent upon the occurrence of certain future events. The transactions were accounted for using the purchase method of accounting.

Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. as well as entered into a merger with E.B. Brown Opticians, Inc. (together "EB Brown") for approximately $4,000,000 in cash, 521,997 shares of common stock issued, 71,181 shares of common stock to be issued and $1,400,000 in notes payable over an eighteen month period. EB Brown operates forty-two eye care centers located throughout Ohio and western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders. The transaction was accounted for using the purchase method of accounting.

The results of operations of the three acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill.

The following unaudited pro forma results of operations gives effect to the acquisitions as if all three transactions had occurred at the beginning of 1995 and the EB Brown acquisition had occurred at the beginning of 1996.

(in thousands)                                 1996            1995
                                        ------------    ------------

Revenue                                    $ 37,834         $35,377
                                        ============    ============
Net loss                                  ($ 5,202)       ($ 4,570)
                                        ============    ============
Loss per share                             ($ 0.67)        ($ 0.75)
                                        ============    ============

Weighted average number of common
   shares outstanding                         7,782           6,097
                                        ============    ============

The above unaudited pro forma financial information reflects certain adjustments, including amortization of goodwill, and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of 1995 and 1996 and is not necessarily indicative of results that may be obtained in the future.

(c) UK Operations
While the Company's initial efforts focused on building a LVC delivery model in the UK, the Company is now fully concentrating its attention and resources on the growth opportunities in the United States. As a result, the Company fully discontinued its UK operations in the fourth quarter 1995. The costs associated with the discontinuance of UK operations is immaterial and is included in operating expenses in 1995. The Company realized a foreign currency gain of approximately $150,000 on the liquidation of the UK subsidiaries which is included in other income at December 31, 1995.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company's subsidiaries assume the financial risks and rewards of such entities through a management contract. The Company has no direct equity ownership in the management service organizations. All significant intercompany balances and transactions have been eliminated.

In preparation of these consolidated financial statements in conformity with generally accepted accounting principles, management of the Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, such as accounts receivable, inventory impairment of property and equipment and intangibles. Actual results could differ from those estimates.

(b) Foreign Currency Translation
Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Income and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are accumulated in a separate component of stockholders' equity. Transaction gains and losses are included in the results of operations and have not been material in any year. As described above, the UK operations were discontinued as of December 31, 1995 and the assets and liabilities were transferred to the U.S.

(c) Statement of Cash Flows
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of three months or less.

(d) Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of other long-term maturities approximates fair value. The carrying amount of the Company's revolving line of credit approximates fair value because the borrowing rate changes with market interest rates.

(e) Revenue Recognition
Under existing revenue sharing arrangements for refractive surgery where the Company is not responsible for patient billing, the Company receives a specified payment from the hospital or center for each refractive surgical procedure performed. Accordingly, the Company recognizes revenue on a per procedure basis at the time procedures are performed. Under existing revenue-sharing arrangements for refractive surgery where the Company is responsible for the collection from the patient and payment to the ophthalmologist and other operating costs, the total patient charge is recorded as revenue with the corresponding expenses recorded in cost of revenue.

Revenue and the related costs from the sale of eyewear are recognized at the time an order is placed. Revenue is reported net of the contractual allowances.

(f) Inventories
Inventories primarily consist of the costs of eyeglass frames, contact lenses, ophthalmic lenses, sunglasses and other optical products and are valued at the lower of cost (using the first-in, first-out method) or market.

(g) Property and Equipment
Property and equipment is stated at cost. The Company provides for depreciation at the time the property and equipment is placed in service. The straight-line method is used over the estimated useful life of the assets.

(h) Advertising
The Company expenses advertising costs as incurred.

(i) Intangible Assets
Intangible assets resulting from the business acquisitions consist of patient lists, trademarks, non-compete agreement and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value.

(j) Income Taxes
The Company follows the asset and liability method of accounting for income taxes and records deferred tax assets and liabilities based on temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes.

(k) Deferred revenue
The Company recognizes revenue from the sales of its contact lens purchasing program over the life of the program.

(l) Net Loss Per Share
Net loss per share of common stock is based on the weighted average number of common shares outstanding. Common stock equivalents are not included in the calculation because they are antidilutive.

(m) Reclassification
Certain reclassifications were made to the 1995 Consolidated Financial Statements to conform to the 1996 presentation.

(3) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

YEARS ENDED DECEMBER 31                             1996          1995    USEFUL LIFE
--------------------------------------------------------------------------------------
(in thousands)

   Land and building                              $   87        $    -    40 years
   Ophthalmic equipment                            2,921         7,425    3-5 years
   Computer equipment                                108            89    3 years
   Furniture and fixtures                            659           379    3 years
   Leasehold improvements                          1,698           261    Life of lease
   Construction-in-progress                          557           104
                                                  ------        ------
                                                   6,030         8,258

   Less accumulated depreciation                   1,095         2,480
                                                 -------        ------
   Property and equipment, net                   $ 4,935        $5,778
                                                 =======        ======

During the fourth quarter of 1996, the Company recognized a $2,622,000 write down due to impairment of ophthalmic equipment. Operating losses sustained during 1996 from the operation of the equipment coupled with anticipated future operating losses over the remaining depreciable life of the equipment resulted in the Company's decision to recognize the impairment. The fair value of the equipment is based upon recent publications in ophthalmic trade journals, offers from third parties as well as recent sales of similar equipment.

Approximately $458,000 of the impaired ophthalmic equipment is held for sale and accordingly presented as assets held for sale on the Company's balance sheet as of December 31, 1996.

(4) INTANGIBLE ASSETS

    Intangible assets consists of the following:

YEARS ENDED DECEMBER 31                              1996          1995
-----------------------------------------------------------------------
(in thousands)

          Goodwill                               $ 9,132       $ 4,201
          Patient lists                            2,659         2,659
          Non-compete                                120             -
          Trademarks                                 713           413
                                                 -------        ------
                                                  12,624         7,273

          Accumulated amortization                   856           365
                                                 -------       -------
                 Total                           $11,768       $ 6,908
                                                 =======       =======

(5) ACCRUED EXPENSES

    Accrued expenses consists of the following:

YEARS ENDED DECEMBER 31                   1996              1995
------------------------------------------------------------------
(in thousands)

     Professional fees                  $  220            $  344
     Payroll and related cost            1,263               676
     Acquisition payments                  303               387
     Deferred revenue                      303               286
     Other                               1,581               806
                                        ------            ------
                                        $3,670            $2,499
                                        ======            ======

(6) DEBT

    Long term debt is as follows:

YEARS ENDED DECEMBER 31                                                   1996          1995
--------------------------------------------------------------------------------------------
(in thousands)

Bank term loan, 8.875 % interest rate at December 31, 1996, repayable in quarterly installments of $100 through March 1998 followed by 4 quarterly installments of $125, secured by
all assets of one of the Company's subsidiaries                             $1,000   $1,400

Unsecured notes payable, 7% interest rate, $400 due on
September 18, 1997 and $1,000 due on March 18, 1998; due on
demand if the Company's cash balance is less than $2,800                     1,400     --
                                                                            ------   ------
                                                                             2,400    1,400

Less current maturities                                                        800      400
                                                                            ------   ------
Long term debt, less current maturities                                     $1,600   $1,000
                                                                            ======   ======

The Company also has available a revolving credit facility in the amount of $500,000 based on eligible accounts receivable and inventory balances which bears interest at the bank's base rate plus 1.5% (10% at December 31, 1995 and 9.75% at December 31, 1996). As of December 31, 1996 and 1995, $25,000 was
unused.

On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000,000 on a term loan basis and $5,000,000 on a revolving credit basis, subject to certain performance criteria. These loans are secured by all assets of the Company and its wholly owned subsidiaries. Amounts borrowed under the Agreement will be used to refinance existing bank debt, finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003.

(7) COMMITMENTS

The Company has operating leases primarily for its primary eye care centers, distribution center, corporate offices and certain equipment. The leases are generally for periods of up to 10 years with renewal options at fixed rentals. Certain of the leases provide for additional rentals based on sales exceeding specified amounts.

The future minimum lease rental commitments for facilities and equipment for the periods following December 31, 1996 are as follows:

                                                             (in thousands)
             1997                                                $ 2,542
             1998                                                  2,179
             1999                                                  1,491
             2000                                                  1,189
             2001                                                    613
             Thereafter                                              423
                                                            =============
                                                                 $ 8,437
                                                            =============

Rental expenses charged to operations, including real estate taxes, common area maintenance and other expenses related to the leased facilities and equipment, were approximately $2,592,000, $1,750,000, $58,000 for fiscal years 1996, 1995 and 1994, respectively.

(8) STOCKHOLDERS' EQUITY

Preferred Stock
As of December 31, 1996 and 1995, the Company has authorized 5,000,000 shares of preferred stock of $.01 par value of which none have been issued and outstanding. The terms and conditions of the preferred stock, including any preferences and dividends, will not be established until such time, if ever, as such shares are in fact issued by the Company.

Common Stock
As of December 31, 1996 and 1995, the Company has authorized 20,000,000 shares of common stock at $.01 par value. Common stock is entitled to dividends if declared by the Board of Directors, and each share carries one vote.

In 1994, the Company issued 2,472,000 shares of common stock to the public for net proceeds of approximately $12.5 million. The Company used the net proceeds for working capital and other general corporate purposes, including acquisitions.

In 1996, the Company issued 1,775,000 shares of common stock to the public for net proceeds of approximately $9.8 million. The Company anticipates using the net proceeds for working capital and other general corporate purposes, including acquisitions.

Warrants
During the second half of 1995, the Company received net proceeds of approximately $6,078,000 from the exercise of 929,140 IPO Warrants. Each IPO Warrant entitled the holder to purchase one share of common stock at $6.75. On October 31, 1995, the expiration date of the IPO Warrants, 3,110 IPO Warrants expired unexercised.

In connection with the Company's initial public offering, the Company sold to the IPO Representative (at an aggregate price of $85), warrants to purchase up to 85,000 IPO Units at an exercise price of $7.98 per IPO Unit at any time during the four-year period commencing March 31, 1994. Each IPO Unit consists of one share of common stock and one redeemable common stock purchase warrant, which entitles the holder to purchase one share of common stock at a price of $6.75. At December 31, 1996 and 1995, no IPO Units have been exercised.

In connection with the Company's private placement of Bridge Notes, the Company issued 110,000 Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $6.00 and is exercisable at any time through March 25, 1999. During 1995, 25,000 Class A Warrants were exercised providing the Company with net proceeds of $150,000.

In connection with the Company's second public offering, the Company issued 2,472,500 redeemable common stock purchase warrants ("Z Warrant"). Each Z Warrant entitles the holder to purchase one share of common stock at a price of $6.00 and terminates on August 25, 1999, unless previously redeemed. The Z Warrants are redeemable at the option of the Company at a price of $.05 per warrant, upon 30 days written notice, provided that the closing price of the common stock exceeds $9.50 for a period of 20 consecutive business days. During fiscal 1995, 300 Z Warrants were exercised providing the Company with $1,800 in proceeds. During the year ended December 31, 1996, 100 Z Warrants were exercised providing the Company with $600 in proceeds.

In connection with the Company's second public offering, the Company sold to its underwriter and a finder, 215,000 Unit Purchase Options (UPOs) at a price of $.001 per UPO. Each UPO consists of one share of common stock and one redeemable common stock purchase warrant, which entitles the holder to purchase one share of common stock at a price of $7.20. The UPOs are exercisable for a period of four years commencing August 25, 1995, at a price of $9.90. At December 31, 1996 and 1995, no UPOs have been exercised.

In connection with its third public offering in 1996, the Company sold to its underwriter warrants to purchase an aggregate of 170,000 shares of the Company's common stock at $8.45. At December 31, 1996, no warrants had been exercised.

Stock Option Plan
On November 30, 1992, the Company's Board of Directors and the stockholders approved the Company's 1992 Employee, Director and Consultant Stock Option Plan (the "Plan"). On April 26, 1994, the Board of Directors and the stockholders approved the increase shares of common stock reserved for issuance under the Plan to an aggregate of 1,000,000 shares. In March 1996 the Board recommended and the stockholders subsequently approved, that an additional 500,000 shares of common stock be reserved for issuance under the Plan. Under the Plan, incentive stock options may be granted to employees of the Company. Non-qualified stock options may be granted to consultants, directors, employees or officers of the Company. Most options vest after two or three years from date of grant with a maximum term of ten years.

In December, 1994 the Compensation Committee of the Board of Directors approved a Stock Option Exchange Program (the "Program"). All employees and consultants with stock options with exercise prices in excess of $4.40 per share were given the election to cancel the existing option for new options at a per share price of $4.40. Upon election all prior vesting was forfeited and the replacement options began vesting on the exchange date on a schedule equal to the original option being canceled. The $4.40 exercise price was in excess of the then current fair market value of the share on the date of exchange. Options for a total of 270,800 were canceled and reissued under the Program.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation costs been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

(in thousands)                             1996       1995          1994
                                        -------    -------       -------

Net loss               as reported      $(5,850)   $(4,888)      $(2,945)
                                        =======    =======       =======
                       pro forma        $(6,308)   $(5,328)      $(3,097)
                                        =======    =======       =======

Net loss per share     as reported       $(0.78)   $ (0.89)      $ (0.94)
                                        =======    =======       =======
                       pro forma         $(0.84)   $ (0.97)      $ (0.99)
                                        =======    =======       =======


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1995 and 1994, respectively: no dividends expected in all years; expected volatility of 63.9% for all years; risk free interest rates of 6.41%, 6.37% and 6.27%, respectively; and expected life of six years for all years.

A summary of the stock option transactions follows:

                                                              WEIGHTED
                                                NUMBER OF      AVERAGE
                                    SHARES     SHARES UNDER   PRICE PER
                                   AVAILABLE       OPTION       SHARE
                                   ---------   ------------   ---------

    Balance, December 31, 1994      524,000       476,000       $5.00
    Canceled                        173,667      (173,667)       6.49
    Granted                        (368,400)      368,400        5.21
    Exercised                            --        (2,100)       4.40
                                    -------       -------       -----
    Balance, December 31, 1995      329,267       668,633        4.81
    Increase in Plan                500,000            --          --
    Canceled                          8,200        (8,200)       5.41
    Granted                        (228,400)      228,400        6.46
    Exercised                            --       (20,700)       4.39
                                    -------       -------       -----
    Balance, December 31, 1996      609,067       868,133       $5.24
                                    =======       =======       =====

There were 407,421 and 253,012 shares exercisable under the Plan at December 31, 1996 and 1995, respectively.

The weighted average fair value of options granted under the Plan was $3.95 and $3.36 for the years ended December 31, 1996 and 1995, respectively.

The following table summarizes information about options outstanding as of December 31, 1996:

                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
             ----------------------------------        -----------------------------
                            WEIGHTED
                            AVERAGE    WEIGHTED
 RANGE OF       NUMBER     REMAINING    AVERAGE          NUMBER          WEIGHTED
 EXERCISE    OUTSTANDING  CONTRACTUAL  EXERCISE        EXERCISABLE       AVERAGE
  PRICES     AT 12/31/96     LIFE        PRICE         AT 12/31/96    EXERCISE PRICE
  ------     -----------     ----        -----         -----------    --------------

$0.43-$3.00    60,000      5.9 years     $1.50            60,000          $1.50
$3.50-$6.20   562,400      8.9 years     $4.88           284,255          $4.63
$6.21-$8.50   245,733     10.5 years     $6.98            63,166          $7.76
              -------                                    -------
              868,133                                    407,421
              =======                                    =======


(9) INCOME TAXES

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

YEARS ENDED DECEMBER 31                         1996       1995     1994
------------------------------------------------------------------------
(in thousands)
   Computed "expected" tax benefit            $1,989     $1,662   $1,001
   Increase in tax benefit resulting from:
     State net operating loss                    363        466      126
     Loss in foreign subsidiary                   --        868       --
   Decrease in tax benefit resulting from:
     Foreign net loss                             --         --     (628)
     Other                                        (7)        (6)       3
     Increase in valuation allowance for
        deferred tax assets allocated to
        income tax expense                    (2,345)    (2,990)    (502)
                                              ------     ------   ------
                                              $   --     $   --   $   --
                                              ======     ======   ======


The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

YEARS ENDED DECEMBER 31                                  1996    -  1995
------------------------------------------------------------------------
(in thousands)
            Deferred tax assets:
              Net operating loss carryforwards         $6,890     $3,861
              Vacation accrual                            135         55
              Bad debt reserve                            107         92
              Other reserves                              530        586
                                                       ------     ------
                      Gross deferred tax assets         7,662      4,594

              Valuation allowance under SFAS 109       (7,600)    (4,591)
                                                       ------     ------
                      Net deferred tax assets              62          3
              Less deferred tax liabilities:
              Plant and equipment                         (62)        (3)
                                                       ------     ------
                      Net deferred tax                 $   --     $   --
                                                       ======     ======

A valuation allowance in the amount of $7,600,000 and $4,591,000 was established at December 31, 1996 and 1995, respectively. This allowance has been established due to the uncertainty in the ability of the Company to benefit from the federal and state operating loss carryforwards.

Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be allocated as follows:

YEARS ENDED DECEMBER 31                                    1996       1995
--------------------------------------------------------------------------
(in thousands)

    Income tax benefit that would be reported in the
      statement of earnings                              $6,775     $3,823
    Charge to goodwill for recognition of acquired
      tax assets                                            825        768
                                                         ------     ------
                                                         $7,600     $4,591
                                                         ======     ======


The net operating loss carryforwards ("NOLs") for federal and state tax purposes at December 31, 1996 are approximately $17,130,000 and $17,008,000, respectively and expire through 2010 and 2000, respectively.

(10) FOREIGN OPERATIONS

Revenue generated by the Company's UK operations was approximately $448,000 and $529,000 for fiscal years 1995 and 1994, respectively. No revenue was recorded in fiscal 1996, since the Company's operations had been discontinued at the end of 1995. The Company incurred a loss from its UK operations of approximately $2.1 million and $1.8 million in fiscal 1995 and 1994, respectively. As discussed in note 1, in order to better utilize its resources on the growth opportunities in the U.S., the Company discontinued its UK operations in the fourth quarter 1995 and its assets, consisting primarily of laser equipment, have been transferred to the U.S.

(11) SUPPLEMENTARY CASH FLOW INFORMATION

   The following represents supplementary cash flow information:

YEARS ENDED DECEMBER 31                              1996       1995     1994
-----------------------------------------------------------------------------
(in thousands)
    Interest paid                                 $   223     $  210      $48
                                                  =======     ======      ===
    Non-cash financing activities:
      Issuance of Class A Warrants in conjunction
         with Bridge Notes                        $    --     $   --      $65
                                                  =======     ======      ===
    Issuance of stock for equipment and other     $    --       $206      $--
                                                  =======     ======      ===
    Acquisitions:
    Assets acquired                               $10,266     $7,697      $--
    Net liabilities assumed                        (2,533)    (3,310)      --
    Notes payable                                  (1,400)        --       --
    Common stock issued                            (1,901)    (1,727)      --
    Common stock issuable                            (432)        --       --
                                                  -------     ------      ---
    Cash paid                                       4,000      2,660       --

    Less cash acquired                             (1,146)      (296)      --
                                                  -------     ------      ---
    Net cash paid for acquisition                 $ 2,854     $2,364      $--
                                                  =======     ======      ===


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III
ITEM 10.       DIRECTORS AND OFFICERS OF THE REGISTRANT

               The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 11.       EXECUTIVE COMPENSATION

               The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None

                                   PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(a)(1). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS COVERED BY
               REPORT OF INDEPENDENT AUDITORS

               The Consolidated Financial Statements of Sight Resource Corporation are included in Item 8:

                 - Independent Auditors' Report
                 - Consolidated Balance Sheets as of December 31, 1996 and 1995
                 - Consolidated Statements of Operations for the Years Ended
                     December 31, 1996, 1995 and 1994
                 - Consolidated Statements of  Stockholders' Equity for the
                     Years Ended December 31, 1996, 1995 and 1994
                 - Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 1996, 1995 and 1994
                 - Notes to Consolidated Financial Statements

ITEM 14(a)(2)  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

               Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

ITEM 14(a)(3)  EXHIBITS

               The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report and such Exhibit Index is hereby incorporated herein by reference.

                                  EXHIBIT INDEX
EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

(3.1)   -      Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Registration
               Statement filed with the Securities and Exchange Commission on Form SB-2 File No. 33-56668)

(3.2)   -      By-Laws of the Company (incorporated herein by reference to
               Exhibit 3.2 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form SB-2 File No.
               33-56668)

(4.1)   -      Article 4 of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company's Registration
               Statement filed with the Securities and Exchange Commission on Form SB-2 File No. 33-56668)

(4.2)   -      Form of Common Stock Certificate (incorporated herein by
               reference to Exhibit 4.2 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form SB-2
               File No. 33-56668)

(4.3)   -      Warrant Agreement dated August 24, 1994 between the Registrant and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.5 of the Company's Registration
               Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

(4.4)   -      Form of Redeemable Warrant Certificate (included in 4.3 above)

(4.5)   -      Form of Class A Warrant (incorporated herein by reference to the
               Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission as Exhibit 4.7)

+(10.1) -      Employment Agreement, dated as of December 1, 1992, between the
               Registrant and William G. McLendon, as amended (incorporated by reference herein to Exhibit 10.5 of the Company's Registration
               Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

+(10.2) -      1992 Employee, Director and Consultant Stock Option Plan
               (incorporated by reference herein to Exhibit 10.7 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

(10.3)  -      Letter from Summit Technology, Inc. ("Summit") concerning supply of six laser systems by Summit to the Company (incorporated herein by reference to Exhibit 10.12 of the Company's

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

               Registration Statement filed with the Securities and Exchange Commission on Form SB-2 File No. 33-56668)

**(10.4) -     Purchase Agreement between Summit and the Company (incorporated herein by reference to the Company's Form 10-Q for the period ending March 31, 1993 filed with the Securities and Exchange
               Commission as Exhibit 10.16)

**(10.5) -     Joint Venture Agreement relating to the Provision of Vision
               Corrective Services in the United Kingdom Using Ophthalmic
               Excimer Lasers (incorporated herein by reference to Form 10-Q for the period ending June 30, 1993 filed with the Securities and Exchange Commission as Exhibit 10.17)

+(10.6)  -     Employment Agreement for Stephen M. Blinn, as amended
               (incorporated by reference herein to Exhibit 10.18 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

+(10.7)  -     Employment Agreement, dated as of February 24, 1995 between the
               Registrant and Elliot S. Weinstock, O.D. (incorporated herein by reference to the Company's Form 10-K for the year ended December
               31, 1994 filed with the Securities and Exchange Commission as
               Exhibit 10.9)

**(10.8) -     Contract for Professional Services, dated December 21, 1994, between the Registrant and Massachusetts Eye and Ear Associates,
               Inc. (incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission as Exhibit 10.10)

**(10.9) -     Agreement dated December 21, 1994 between the Registrant and
               Massachusetts Eye and Ear Infirmary (incorporated herein by reference to the Company's Form 10-K for the year ended December
               31, 1994 filed with the Securities and Exchange Commission as
               Exhibit 10.11)

(10.10) -      Asset Purchase Agreement dated February 24, 1995 between the
               Registrant, CEA Acquisition Corporation, Cambridge Eye
               Associates, Inc. and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 8,
               1995)

(10.11) -      Credit Agreement, dated February 20, 1997, between the Company and Creditanstalt Corporate Finance Corporation, Inc.
               (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities Exchange Commission on March 7, 1997).

(10.12) -      Asset Purchase Agreement dated August 24, 1995 between the
               Registrant, Douglas Vision World, Inc., S.J. Haronian, Kathleen
               Haronian, Lynn Haronian, Shirley Santoro and Tri-State Leasing
               Company (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange
               Commission on September 8, 1995)

(10.13) -      Asset Transfer and Merger Agreement dated as of July 1,1996 by and among Sight Resource Corporation, E.B. Acquisition Corp., The
               E.B. Brown Optical Company, Brown Optical Laboratories, Inc.,
               E.B. Brown Opticians, Inc.,

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

               Gordon Safran and Evelyn Safran. (Incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 3, 1996.)

(21)  -        Subsidiaries of the Company; as amended (filed as Exhibit 21)

**    -        Confidential Treatment has been granted by the Securities and
               Exchange Commission.

+ Management contract or compensatory plan, contract or arrangement.

ITEM 14(b)     REPORT ON FORM 8-K

               On October 3, 1996, the Company filed a Form 8-K related to the acquisition of E.B. Brown. In addition, on December 2, 1996, the Company filed a Form 8-KA inclusive of (i) audited combined balance sheet as of December 31, 1995 and the related combined statements of income, stockholders' equity and cash flows for the year then ended, and (ii) unaudited pro forma consolidated balance sheets as of December 31, 1995 and June 30, 1996 and the related unaudited pro forma consolidated statements of operations for the year ended December 31, 1995 and the six months ended June 30, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlington, Massachusetts on March 20, 1997.



                                          SIGHT RESOURCE CORPORATION


                                          By: /s/ William G. McLendon
                                              ----------------------------------
                                              William G. McLendon
                                              President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on dates indicated.

  Signatures                        Title                              Date
  ----------                        -----                              ----

By: /s/ William G. McLendon         President (principal executive     March 20, 1997
    -----------------------------   officer), Chief Executive
    William G. McLendon             Officer and Director

By: /s/ Stephen M. Blinn            Chief Operating Officer,           March 20, 1997
    -----------------------------   Executive Vice President
    Stephen M. Blinn                and Director

By: /s/ Elliot S. Weinstock, O.D.   Executive Vice President           March 20, 1997
    -----------------------------   and Director
    Elliot S. Weinstock, O.D.

By: /s/ Alan MacDonald              Vice President, Finance            March 20, 1997
    -----------------------------   and Administration (principal
    Alan MacDonald                  financial and accounting officer)

By: /s/ Russell E. Taskey           Director                           March 20, 1997
    -----------------------------
    Russell E. Taskey

By: /s/ Allen R. Kirkpatrick        Director                           March 20, 1997
    -----------------------------
    Allen R. Kirkpatrick

By: /s/ Gary Jacobson, M.D.         Director                           March 20, 1997
    -----------------------------
    Gary Jacobson, M.D.


                             SHAREHOLDER INFORMATION

DIRECTORS
---------
William G. McLendon             Stephen M. Blinn                  Elliot S. Weinstock
  President and Chief             Executive Vice President          Executive Vice President and
  Executive Officer               and Chief Operating Officer       President, Cambridge Eye

Gary Jacobson, M.D.             Allen R. Kirkpatrick              Russell E. Taskey
  President, Westwood Lodge       President, Epion Corporation      President, R.E. Taskey
  and Pembroke Hospital                                             Associates

EXECUTIVE OFFICERS
------------------

William G. McLendon             Stephen M. Blinn                  Elliot S. Weinstock
  President and Chief             Executive Vice President          Executive Vice President and
  Executive Officer               and Chief Operating Officer       President, Cambridge Eye

Thomas Wille                    James H. Spevock
  Vice President of               Vice President of
  Store Operations                Operations

Alan MacDonald                  Jon W. Kerbs
  Vice President, Finance &       Vice President of Marketing
  Administration and Secretary


FORM 10-K AND OTHER INVESTOR INFORMATION
Additional copies of the Company's Form 10K filed with the Securities and Exchange Commission and copies of the Company's Quarterly Reports may be obtained without charge by calling (617) 229-1100 or upon written request directed to: Investor Relations, Sight Resource Corporation, 67 South Bedford Street, Burlington, Massachusetts 01803

COMMON STOCK AND REDEEMABLE WARRANTS
Common Stock and Redeemable Warrants of the Company are quoted on the NASDAQ, under the symbols "VISN" and "VISNZ"

ANNUAL MEETING

The Annual Meeting of Shareholders of the Company will be held at 9:00 a.m.
on May 22, 1997 at:  Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., One
Financial Center Boston, Massachusetts 02111

LEGAL COUNSEL                   INDEPENDENT AUDITORS     STOCK TRANSFER AGENT AND REGISTRAR
Mintz, Levin, Cohn, Ferris,     KPMG Peat Marwick LLP    American Stock Transfer and Trust Co.
  Glovsky and Popeo, P.C.       99 High Street           40 Wall Street
One Financial Center            Boston, MA 02108         New York, NY 10005
Boston, Massachusetts 02111


CORPORATE HEADQUARTERS:                   OPTICAL HEADQUARTERS:
67 South Bedford Street                   100 Jeffrey Avenue
Burlington, MA 01803                      Holliston, MA 01746
Phone: (617) 229-1100                     Phone: (508) 429-6916
Fax: (617) 229-1155                       Fax: (508) 429-6023
