Form 10-Q
period 1997-03-31
SIGHT RESOURCE CORP
filed 1997-05-06
CIK 895651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarterly Period Ended March 31, 1997 Commission File Number 0-21068
                               --------------                        -------

                           SIGHT RESOURCE CORPORATION

--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                      04-3181524
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

                                  617-229-1100
   --------------------------------------------------------------------------
                           (Issuer's telephone number)

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
                                                 Yes  X    No
                                                     ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On April 28, 1997, 8,618,704 shares of common stock, par value $0.01 per share, were outstanding.

                                             TOTAL PAGES                   13
                                             EXHIBIT INDEX AT PAGE         12

                           SIGHT RESOURCE CORPORATION
                                      INDEX



PART I. FINANCIAL INFORMATION                                                    PAGE
                                                                                 ----
   Item 1   Financial Statements

            Consolidated Balance Sheets as of March 31, 1997 and
            December 31, 1996                                                     3

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 1997 and 1996                                  4

            Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1997 and 1996                                  5

            Notes to Consolidated Financial Statements                            6


   Item 2   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                9

PART II. OTHER  INFORMATION

   Item 6   Exhibits and Reports on Form 8-K                                     12

            Signatures                                                           13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                                         SIGHT RESOURCE CORPORATION
                                         Consolidated Balance Sheets
                              (In thousands, except share and per share data)

                                                                      March 31,         December 31,
                                                                        1997                1996
                                                                      --------          ------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  8,252           $  9,924
   Accounts receivable, net of allowance
     of $381 and $353, respectively                                      1,875              1,405
   Inventories                                                           2,395              2,489
   Prepaid expenses and other current assets                               967                286
   Assets held for sale                                                    360                458
                                                                      --------           --------
      Total current assets                                              13,849             14,562
                                                                      --------           --------

Property and equipment                                                   6,470              6,030
Less accumulated depreciation                                           (1,414)            (1,095)
                                                                      --------           --------

      Net property and equipment                                         5,056              4,935
                                                                      --------           --------

Other assets:
   Intangible assets, net                                               11,604             11,768
   Other assets                                                            847                165
                                                                      --------           --------
     Total other assets                                                 12,451             11,933
                                                                      --------           --------
                                                                      $ 31,356           $ 31,430
                                                                      ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving note payable                                             $  1,475           $    475
   Current portion of long term debt                                     1,400                800
   Accounts payable                                                      1,384              1,843
   Accrued expenses                                                      4,395              3,670
                                                                      --------           --------
      Total current liabilities                                          8,654              6,788
                                                                      --------           --------

Non-current liabilities:
   Long term debt, less current maturities                                 ---              1,600
   Other liabilities                                                       280                276
                                                                      --------           --------
     Non-current liabilities                                               280              1,876
                                                                      --------           --------

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares issued and outstanding                              ---                ---
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 8,648,768 at March 31, 1997
     and December 31, 1996.                                                 86                 86
   Additional paid-in capital                                           37,690             37,510
   Common stock issuable, 71,181 shares at March 31,
      1997 and December 31, 1996                                           432                432
   Treasury stock at cost
         (shares at March 31, 1997: 30,600)                               (137)               ---
   Accumulated deficit                                                 (15,649)           (15,262)
                                                                      --------           --------
      Total stockholders' equity                                        22,422             22,766
                                                                      --------           --------
                                                                      $ 31,356           $ 31,430
                                                                      ========           ========

See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                      Consolidated Statements of Operations
                      (In thousands, except per share data)



                                                          Three Months Ended
                                                      March 31,         March 31,
                                                        1997               1996
                                                      ---------------------------


Net revenue                                           $10,440           $ 5,660

Cost of revenue                                         3,849             2,262
                                                      -------           -------

   Gross profit                                         6,591             3,398

Selling, general and administrative expenses            7,000             4,082
                                                      -------           -------

Loss from operations                                     (409)             (684)
                                                      -------           -------

Other income (expense)
   Interest income                                        102                94
   Interest expense                                       (80)              (58)
                                                      -------           -------
     Total other income (expense)                          22                36
                                                      -------           -------

Net loss                                                ($387)            ($648)
                                                      =======           =======



Net loss per common share                              ($0.04)           ($0.10)
                                                      =======           =======

Weighted average number of common
  shares outstanding                                    8,638             6,347
                                                      =======           =======


See accompanying notes to consolidated financial statements.


                                            SIGHT RESOURCE CORPORATION
                                       Consolidated Statements of Cash Flows
                                                  (In thousands)

                                                                       Three Months Ended
                                                              March 31, 1997        March 31, 1996
                                                            -------------------   -------------------

Operating activities:
   Net loss                                                         ($387)               ($648)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization                                   483                  435
      Changes in operating assets and liabilities:
         Accounts receivable                                         (470)                (378)
         Inventories                                                   94                 (114)
         Prepaid  expenses and other current assets                  (681)                (373)
         Accounts payable and accrued expenses                        266                 (399)
                                                                  -------              -------
             Net cash used in operating activities                   (695)              (1,477)
                                                                  -------              -------

Investing activities:
   Purchases of property and equipment                               (440)                (229)
   Proceeds from sale of assets                                        98                  376
   Other assets                                                      (502)                 (37)
                                                                  -------              -------
         Net cash provided by(used in) investing activities          (844)                 110
                                                                  -------              -------

Financing activities:
   Principal payments on long term debt                               ---                 (100)
   Other liabilities                                                    4                   10
   Net proceeds from exercise of  warrants                            ---                    1
   Purchase of common stock for treasury                             (137)                 ---
                                                                  -------              -------
            Net cash used in  financing activities                   (133)                 (89)
                                                                  -------              -------

Net (decrease) in cash and cash equivalents                        (1,672)              (1,456)

Cash and cash equivalents, beginning of period                      9,924                8,035
                                                                  -------              -------

Cash and cash equivalents, end of period                          $ 8,252                6,579
                                                                  =======              =======
Supplemental Disclosure:
   Interest paid                                                  $   102              $    44
                                                                  =======              =======
   Equity issued associated with
      credit agreement                                            $   180                  ---
                                                                  =======              =======



See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)  THE COMPANY
     (a)  Nature of Business
          The business of Sight Resource Corporation is to participate in the delivery of a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists.

     (b)  US Acquisitions
          During 1995, the Company acquired two primary eye care chains, effective January 1, 1995 and July 1, 1995, respectively. The aggregate purchase price paid in connection with the acquisitions consisted of (i) $2,660 in cash, (ii) 555,525 shares of common stock,
          (iii) the assumption of approximately $1,600 of net liabilities, and
          (iv) $660 payable over a 3 year period and $250 payable over 18 months, contingent upon the occurrence of certain future events. The transactions were accounted for using the purchase method of accounting.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a)  Basis of Presentation
          The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of March 31, 1997 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996.

          The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     (b)  Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company's subsidiaries assume the financial risks and rewards of such entities through a management contract. The Company

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



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

     (f)  Intangible Assets
          Intangible assets resulting from business acquisitions consist of customer lists, trademarks, non-compete agreements and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of five to twenty-five years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value.

     (g)  Deferred Revenue
          The Company recognizes revenue from the sales of its contact lens purchasing program over the life of the program.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     (h)  Net Loss Per Share
          Net loss per share of common stock is based on the weighted average number of common shares outstanding. Common stock equivalents are not included in the calculation because they are antidilutive.

(3)  DEBT

     Debt is as follows:

                                                                        MARCH 31,      DECEMBER 31,
                                                                             1997              1996
                                                                             ----              ----
       Bank term loan secured by all assets of one of the Company's
       subsidiaries                                                      $    -             $1,000

       Unsecured notes payable, 7% interest rate, $400 due on
       September 18, 1997 and $1,000 due on March 18, 1998; due on
       demand if the Company's cash balance is less than $2,800           1,400              1,400
                                                                         ------             ------
                                                                          1,400              2,400

       Less current maturities                                            1,400                800
                                                                         ------             ------
       Long term debt, less current maturities                              $ 0             $1,600
                                                                         ======             ======


At December 31, 1996, the Company had available a revolving credit facility in the amount of $500 based on eligible accounts receivable and inventory balances. As of December 31, 1996, $25 was unused.

On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000 on a term loan basis and $5,000 on a revolving credit basis, subject to certain performance criteria. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of March 31, 1997, the entire term loan was unused and $1,475 is outstanding on the revolving note. The revolving note bears interest at the bank's prime rate plus 1.25% (9.75% at March 31, 1997). As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003.

PART I:
ITEM 2:              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
     Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996
NET REVENUE. The Company generated net revenue of approximately $10.4 million during the three months ended March 31, 1997, from the operation of its 72 eye care centers and ten laser vision correction centers as compared to net revenue of approximately $5.7 million from its 29 eye care centers and six laser vision correction centers for the same period in 1996. Of the $4.7 million, or 82.5%, increase in net revenue, approximately $3.9 million relates to the additional forty-two eye care centers acquired effective July 1, 1996. The remaining increase is due to increases in laser vision correction services and revenue generated in existing eye care centers.

COST OF REVENUE. Cost of revenue increased from approximately $2.3 million for the three months ended March 31, 1996 to approximately $3.9 million for the three months ended March 31, 1997. Cost of revenue as a percent of net revenue decreased from 40.0% for the three months ended March 31, 1996 to 36.9% for the three months ended March 31, 1997. The decrease as a percentage of net revenue is attributable to reduced depreciation on ophthalmic equipment after the write down due to the asset impairment recognized in the fourth quarter of 1996, as well as manufacturing efficiencies realized at the Company's central lab. Cost of revenue for the three months ended March 31, 1997 and 1996 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering laser vision correction services, including depreciation and maintenance on excimer lasers.

SELLING, GENERAL AND ADMINISTRATION EXPENSES. Selling, general and administration expenses were approximately $7.0 million for the three months ended March 31, 1997 as compared to approximately $4.1 million for the three months ended March 31, 1996. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Selling, general and administrative expenses, as a percentage of net revenue, declined from 72.1% in 1996 to 67.0% in 1997. This decrease is primarily a result of operating efficiencies which the Company began to realize from the acquisition and expansion of multi-site eye care centers.

OTHER INCOME AND EXPENSES. Interest income totaled $102,000 for the three months ended March 31, 1997 as compared to $94,000 for the three months ended March 31, 1996. This increase resulted from the investment of a higher average cash balance during the first quarter of 1997 as compared to the same period in 1996. Interest expense totaled $80,000 for the three months ended March 31, 1997 as compared to $58,000 for the three months ended March 31, 1996. The increase is associated with a higher average balance of debt outstanding in the first quarter of 1997 as compared to the same period in prior year.

NET LOSS. The Company realized a net loss of $387,000 ($0.04 per share) for the three months ended March 31, 1997, as compared to $648,000 ($0.10 per share) for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had approximately $8.3 million in cash and cash equivalents and working capital of approximately $5.2 million in comparison to approximately $9.9 million in cash and cash equivalents and working capital of approximately $7.8 million as of December 31, 1996. The decrease in working capital is mainly due to debt becoming current as of March 31, 1997.


As of March 31, 1997, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                                                Potential
                                                                                           proceeds
--------------------------------------------------------------                          -----------
Warrants                                            2,472,100                           $14,800,000
Class A Warrants                                       85,000                               500,000
Unit Purchase Options                                 215,000                             3,700,000
IPO Representative Warrants                            85,000                             1,300,000
Creditanstalt Warrants                                150,000                               694,000
Representative Warrants                               170,000                             1,400,000
                                                                                        -----------
                                                                                        $22,394,000
                                                                                        ===========

There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5 million on a term loan basis and $5 million on a revolving credit basis, subject to certain performance criteria. These loans are secured by all assets of the Company and its wholly owned subsidiaries. Amounts borrowed under the Agreement will be used to finance future acquisitions, provide ongoing working capital and for other general corporate purposes. In addition, the Company refinanced existing bank debt using the revolving credit facility. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003.

The Company anticipates that its working capital and sources of capital, such as the new credit facility, will be adequate to fund the Company's currently proposed activities for at least the next twelve months. The Company anticipates using financing vehicles such as bank debt and other sources of funding, such as additional equity offerings, to achieve its business plan, including the acquisition of multi-site eye care centers. By acquiring multi-site eye care centers, the Company gain a critical mass of locations ensuring that potential patients and third party payors will have convenient access to a wider variety of eye care services. It also allows the Company to deliver these services at considerable savings by using existing corporate and operational infrastructure, which includes store operations, MIS, manufacturing, purchasing, distribution and training. The Company is currently evaluating potential acquisition candidates. Without additional funding, the Company's rate of acquisition and size of acquisition could be limited.

PART II.  OTHER INFORMATION


 Item 6   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits furnished as Exhibits hereto:
          10.1 Amendment No. 1 to Employment Agreement dated January 2, 1997, among Cambridge Eye Associates, Inc., Sight Resource Corporation and Elliot S. Weinstock, O.D.


          b. On March 7, 1997, the Company filed a Form 8-K related to the Credit Agreement, dated February 20, 1997, between the Company and Creditanstalt Corporate Finance Corporation, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sight Resource Corporation




Date: May 5, 1997                   /S/  WILLIAM G. MCLENDON
      -----------                   ------------------------
                                    William G. McLendon
                                    Chief Executive Officer and President
                                    (principal executive officer)




Date: May 5, 1997                   /S/  ALAN MACDONALD
      -----------                   ------------------------
                                    Alan MacDonald
                                    Vice President, Finance and Administration
                                    (principal financial and accounting
                                    officer)