Form 10-Q
period 1997-06-30
SIGHT RESOURCE CORP
filed 1997-08-08
CIK 895651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarterly Period Ended JUNE 30, 1997 Commission File Number 0-21068

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

                               100 Jeffrey Avenue
                               Holliston, MA 01746
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  508-429-6916
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                         Registrant formerly located at
                              67 South Bedford St.
                              Burlington, MA 01803
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X   No
                                                                   ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On July 31, 1997, 8,618,168 shares of common stock, par value $0.01 per share, were outstanding.

                                                TOTAL PAGES                   15
                                                EXHIBIT INDEX AT PAGE         14

                           SIGHT RESOURCE CORPORATION
                                      INDEX



PART I. FINANCIAL INFORMATION                                               PAGE
-----------------------------                                               ----

   Item 1   Financial Statements

            Consolidated Balance Sheets as of June 30, 1997, and
            December 31, 1996                                                 3

            Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 1997 and 1996                               4

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1997 and 1996                               5

            Notes to Consolidated Financial Statements                        6


   Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

PART II. OTHER INFORMATION

    Item 4  Submission of Matters to a Vote of Security Holders              14

    Item 6  Exhibits and Reports on Form 8-K                                 14

            Signatures                                                       15

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements


                           SIGHT RESOURCE CORPORATION
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                              June 30,        December 31,
                                                                1997             1996
                                                            -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                $       8,215    $       9,924
   Accounts receivable, net of allowances
     of $361 and $353, respectively                                 1,815            1,405
   Inventories                                                      2,580            2,489
   Prepaid expenses and other current assets                          789              286
   Assets held for sale                                               325              458
                                                            -------------    -------------
      Total current assets                                         13,724           14,562
                                                            -------------    -------------

Property and equipment                                              6,613            6,030
Less accumulated depreciation                                      (1,730)          (1,095)
                                                            -------------    -------------
      Net property and equipment                                    4,883            4,935
                                                            -------------    -------------

Other assets:
   Intangible assets, net                                          11,441           11,768
   Other assets                                                       890              165
                                                            -------------    -------------
     Total other assets                                            12,331           11,933
                                                            -------------    -------------
                                                            $      30,938    $      31,430
                                                            =============    =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving note payable                                   $       1,475    $         475
   Current portion of long term debt                                1,400              800
   Accounts payable                                                 1,740            1,843
   Accrued expenses                                                 3,833            3,670
                                                            -------------    -------------
      Total current liabilities                                     8,448            6,788
                                                            -------------    -------------

Non-current liabilities:
   Long term debt, less current maturities                             --            1,600
   Other liabilities                                                  273              276
                                                            -------------    -------------
     Non-current liabilities                                          273            1,876
                                                            -------------    -------------

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares issued and outstanding                          --               --
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 8,648,768 at June 30, 1997
     and  December 31, 1996                                            86               86
   Additional paid-in capital                                      37,690           37,510
   Common stock issuable, 71,181 shares at June 30,
      1997 and December 31, 1996                                      432              432
   Treasury stock at cost
         (shares at June 30, 1997: 30,600)                           (137)              --
   Accumulated deficit                                            (15,854)         (15,262)
                                                            -------------    -------------
      Total stockholders' equity                                   22,217           22,766
                                                            -------------    -------------
                                                            $      30,938    $      31,430
                                                            =============    =============


See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                               Three Months Ended       Six Months Ended
                                               June 30,    June 30,    June 30,    June 30,
                                                 1997        1996        1997        1996
                                               --------------------------------------------
Net revenue                                    $ 10,027    $  5,918    $ 20,467    $ 11,578

Cost of revenue                                   3,746       2,282       7,595       4,544
                                               --------    --------    --------    --------

   Gross profit                                   6,281       3,636      12,872       7,034

Selling, general and administrative expenses      6,738       4,364      13,738       8,446
                                               --------    --------    --------    --------

Loss from operations                               (457)       (728)       (866)     (1,412)
                                               --------    --------    --------    --------

Other income (expense)
   Interest income                                  121          86         223         180
   Interest expense                                 (92)        (55)       (172)       (113)
   Gain on sale of assets                           223          --         223          --
                                               --------    --------    --------    --------
   Total other income                               252          31         274          67
                                               --------    --------    --------    --------

Net loss                                       ($   205)   ($   697)   ($   592)   ($ 1,345)
                                               ========    ========    ========    ========



Net loss per common share                      ($  0.02)   ($  0.11)   ($  0.07)   ($  0.21)
                                               ========    ========    ========    ========

Weighted average number of common
  shares outstanding                              8,618       6,458       8,628       6,402
                                               ========    ========    ========    ========


See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                              Six Months Ended
                                                       June 30, 1997    June 30, 1996
                                                       -------------    -------------
Operating activities:
   Net loss                                                    ($592)         ($1,345)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization                              962              869
      Gain on sale of assets                                    (223)              --

      Changes in operating assets and liabilities:
         Accounts receivable                                    (410)            (293)
         Inventories                                             (91)             (26)
         Prepaid  expenses and other current assets             (503)            (261)
         Accounts payable and accrued expenses                    60             (617)
                                                       -------------    -------------
             Net cash used in operating activities              (797)          (1,673)
                                                       -------------    -------------

Investing activities:
   Purchases of property and equipment                          (638)            (480)
   Proceeds from sale of assets                                  411              376
   Other assets                                                 (545)              (6)
                                                       -------------    -------------
         Net cash used in investing activities                  (772)            (110)
                                                       -------------    -------------

Financing activities:
   Principal payments on long term debt                           --             (200)
   Net proceeds from issuance of common stock                     --            9,600
   Other liabilities                                              (3)              10
   Purchase of common stock for treasury                        (137)              --
                                                       -------------    -------------
            Net cash (used in) provided by financing
                activities                                      (140)           9,410
                                                       -------------    -------------

Net increase (decrease) in cash and cash equivalents          (1,709)           7,627

Cash and cash equivalents, beginning of period                 9,924            8,035
                                                       -------------    -------------

Cash and cash equivalents, end of period               $       8,215    $      15,662
                                                       =============    =============
Supplemental Disclosure:
   Interest paid                                       $         172    $          41
                                                       =============    =============

   Equity issued associated with
   Credit Agreement                                    $         180               --
                                                       =============    =============


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

         Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. as well as entered into a merger with E.B. Brown Opticians, Inc. (together "EB Brown") for approximately $4,000 in cash, 521,997 shares of common stock issued, 71,181 shares of common stock to be issued and $1,400 in notes payable over an eighteen month period. EB Brown operates forty-one eye care centers located throughout Ohio and western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders. The transaction was accounted for using the purchase method of accounting.

         The results of operations of the three acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) Basis of Presentation
         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of June 30, 1997 and the results of its operations and for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

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

         In preparation of these consolidated financial statements, in conformity with generally accepted accounting principles, management of the Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, such as accounts receivable, inventory, impairment of property and equipment and intangibles. Actual results could differ from those estimates.

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

     (e) Property and Equipment
         Property and equipment is stated at cost. The Company provides for depreciation at the time the property and equipment is placed in service. The straight-line method is used over the estimated useful life of the asset.

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


(3)      DEBT
         Debt is as follows:

                                                                                 JUNE 30,   DECEMBER 31,
                                                                                    1997           1996
                                                                                   ------         ------
         Bank term loan, secured by all assets of one
         of the Company's subsidiaries                                             $   --         $1,000

         Unsecured notes payable, 7% interest rate, $400 due on September 18,
         1997 and $1,000 due on March 18, 1998; due on demand if the
         Company's cash balance is less than $2,800                                 1,400          1,400
                                                                                   ------         ------
                                                                                    1,400          2,400

         Less current maturities                                                    1,400            800
                                                                                   ------         ------
         Long term debt, less current maturities                                   $   --         $1,600
                                                                                   ======         ======

At December 31, 1996, the Company had available a revolving credit facility in the amount of $500 based on eligible accounts receivable and inventory balances. As of June 30, 1996, $25 was unused.

On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000 on a term loan basis and $5,000 on a revolving credit basis, subject to certain performance criteria. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of June 30, 1997, the entire term loan was unused and $1,475 is outstanding on the revolving note. The revolving note bears interest at the bank's prime rate plus 1.25% (9.75% at June 30, 1997). As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003.

                           SIGHT RESOURCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         For the three month period ended June 30, 1997, the Company was not in compliance with two of of its financial covenants in the Agreement related to a.) minimum requirement of earnings before interest, depreciation, amortization and taxes and b.) minimum net worth requirement. The Company obtained a waiver from the bank for noncompliance with these covenants.

(4)      SUBSEQUENT EVENT

         Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, an Optometry Corporation, ("Dr. Greenberg")). The purchase price paid in connection with this acquisition was $2.0 million of cash on hand and the assumption and payment of notes payable outstanding as of July 1, 1997 of approximately $800. Dr. Greenberg operates seventeen eye care centers in Southeast Louisiana and Mississippi. The acquisition will be accounted for using the purchase method of accounting.

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

OVERVIEW

The Company provides a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. The Company's services are provided primarily to persons with common vision disorders, as well as to persons with sight-threatening conditions. The Company's operations currently consist of seventy-one eye care centers, a centralized optical laboratory and distribution center, two management service organizations ("MSOs") and 9 laser vision correction ("LVC") centers which the Company has established in association with leading hospitals, ambulatory surgery centers and ophthalmologists.

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

RESULTS OF OPERATIONS

 THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
NET REVENUE. The Company generated net revenue of approximately $10.0 million and $20.5 million during the three and six months ended June 30, 1997, respectively, from the operation of its seventy-one eye care centers and 9 laser vision correction centers as compared to net revenue of approximately $5.9 million and $11.6 million from its 30 eye care centers and ten laser vision correction centers for the same periods in 1996. Of the $4.1 million, or 69.5%, increase in net revenue for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, approximately $4.0 million relates to the additional forty two eye care centers acquired effective July 1, 1996. The remaining increase is due to increases in laser vision correction services. Of the $8.8 million, or 75.9%, increase in net revenue for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, approximately $8.0 million relates to the additional forty two eye care centers acquired effective July 1, 1997. The remaining increase is due to increases in laser vision correction services and revenue generated in existing eye care centers.

COST OF REVENUE. Cost of revenue increased from $2.3 million for the three months ended June 30, 1996 to $3.7 million for the three months ended June 30, 1997. Cost of revenue as a percent of net revenue decreased from 38.6% for the three months ended June 30, 1996 to 37.4% for the three months ended June 30, 1997. Cost of revenue increased from $4.5 million for the six months ended June 30, 1996 to $7.6 million for the six months ended June 30, 1997. Cost of revenue as a percent of net revenue decreased from 39.3% for the six months ended June 30, 1996 to 37.1% for the six months ended June 30, 1997. The decrease as a percentage of net revenue is attributable to an increase in laser vision correction procedures and reduced depreciation on ophthalmic equipment after the write down due to the asset impairment recognized in the fourth quarter of 1996. Cost of revenue for the three and six months ended June 30, 1997 and 1996 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $6.7 million and $13.7 million for the three and six months ended June 30, 1997, respectively, as compared to $4.4 million and $8.4 million for the three and six months ended June 30, 1996, respectively. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in the first two quarters of fiscal 1997 as compared to the first two quarters in fiscal 1996. Selling, general and administrative expenses, as a percentage of net revenue, declined from 73.7% and 72.9% for the three and six months ended June 30, 1996, respectively, to 67.2% and 67.1% for the three and six months ended June 30, 1997, respectively. This decrease is a result of operating efficiencies which the Company began to realize from the acquisition and expansion of multi-site eye care centers and an increase in LVC revenue.

OTHER INCOME AND EXPENSES. Interest income totaled $121,000 and $223,000 for the three and six months ended June 30, 1997, respectively as compared to $86,000 and $180,000 for the three and six months ended June 30, 1996, respectively. This increase resulted from the investment of a higher average cash balance during 1997 as compared to the same periods for 1996. Interest expense totaled $92,000 and $172,000 for the three and six months ended June 30, 1997 as compared to $55,000 and $113,000 for the three and six months ended June 30, 1996. This increase is associated with a higher average balance of debt outstanding during 1997 as compared to the same periods in 1996. The sale of certain ophthalmic equipment during the three months ended June 30, 1997 generated a gain of approximately $223,000.

NET LOSS. The Company realized a net loss of $206,000 ($0.02 per share) and $592,000 ($0.07 per share) for the three and six months ended June 30, 1997 as compared to $697,000 ($0.11 per share) and $1.3 million ($0.21 per share) for the three and six months ended June 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had approximately $8.2 million in cash and cash equivalents and working capital of approximately $5.0 million in comparison to approximately $9.9 million in cash and cash equivalents and working capital of approximately $7.8 million as of December 31, 1996.

As of June 30, 1997, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                           Potential
                                                                      proceeds
-----------------------------------------------           --------------------
Warrants                              2,472,100                    $14,800,000
Class A Warrants                         85,000                        500,000
Unit Purchase Options                   215,000                      3,700,000
IPO Representative Warrants              85,000                      1,300,000
Creditanstalt Warrants                  150,000                        694,000
Representative Warrants                 170,000                      1,400,000
                                                          ====================
                                                                   $22,394,000
                                                          ====================

There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

The Company has a Credit Agreement with a bank pursuant to which the Company can borrow up to $5.0 million on a term loan basis and up to $5.0 million on a revolving credit basis, subject to certain performance criteria. As of June 30, 1997, approximately $1.5 million is outstanding on the revolver. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share.
The warrants expire on December 31, 2003.

For the three month period ended June 30, 1997, the Company was not in compliance with two of of its financial covenants in the Agreement related to a.) minimum requirement of earnings before interest, depreciation, amortization and taxes and b.) minimum net worth requirement. The Company obtained a waiver from the bank for noncompliance with these covenants.

Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, an Optometry Corporation, ("Dr. Greenberg")). The purchase price paid in connection with this acquisition was $2.0 million of cash on hand and the assumption and payment of notes payable outstanding as of July 1, 1997 of approximately $800,000. Dr. Greenberg operates seventeen eye care centers in Southeast Louisiana and Mississippi. The acquisition will be accounted for using the purchase method of accounting.

The Company anticipates that its working capital and sources of capital, such as the new credit facility, cash flow from operations, revenues from operations and interest income from cash investments, will be adequate to fund the Company's currently proposed activities for at least the next twelve months. The Company anticipates using financing vehicles such as bank debt and other sources of funding, such as additional equity offerings, to achieve its business plan, including the acquisition of multi-site eye care centers. By acquiring multi-site eye care centers, the Company gains critical mass of locations ensuring that potential patients and third party payors will have convenient access to a wider variety of eye care services. It also allows the Company to deliver these services at considerable savings by using existing corporate and operational infrastructure, which includes store operations, MIS, manufacturing, purchasing, distribution and training. The Company is currently evaluating potential acquisition candidates. Without additional funding, the Company's rate of acquisition and size of acquisition could be limited.

PART II.  OTHER INFORMATION


   Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              The Company held its Annual Meeting of Stockholders on May 22, 1997. The following represents the results of the proposals submitted to a vote of security holders:

              1. Mr. Stephen Blinn and Mr. Allen Kirkpatrick were both elected to the Board of Directors to serve as members until the year 2000 Annual Meeting of Stockholders by more than a majority of the votes cast. There were no abstentions or broker non-votes.

              2. A proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ended December 31, 1997 was approved by more than a majority of the votes cast.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


                  Exhibit
                    No.                    Title
                  -------                  -----
                    27             Financial Data Schedule


   REPORTS ON FORM 8-K

           On May 13, 1997, the Company filed Current Report on a Form 8-K with respect to the Sight Resource Corporation Shareholder Rights Agreement dated May 15, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Sight Resource Corporation



Date:  AUGUST 7, 1997             /S/  WILLIAM G. MCLENDON
                                  ------------------------
                                  William G. McLendon
                                  Chief Executive Officer and President
                                  (principal executive officer)



Date:  AUGUST 7, 1997             /S/  ALAN MACDONALD
                                  -------------------
                                  Alan MacDonald
                                  Vice President, Finance and Administration
                                  (principal financial and chief accounting
                                  officer)