Form 10-Q
period 1997-09-30
SIGHT RESOURCE CORP
filed 1997-11-12
CIK 895651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended SEPTEMBER 30, 1997 Commission File Number 0-21068

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

Registrant formerly located at N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since the last report)

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

On November 5, 1997, 8,756,500 shares of common stock, par value $0.01 per share, were outstanding.

                                          TOTAL PAGES                   15
                                          EXHIBIT INDEX AT PAGE         14

                           SIGHT RESOURCE CORPORATION
                                      INDEX



PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
  Item 1   Financial Statements

           Consolidated Balance Sheet as of September 30, 1997, and
           December 31, 1996                                                  3

           Consolidated Statement of Operations for the Three and Nine
           Months Ended September 30, 1997 and 1996                           4

           Consolidated Statement of Cash Flows for the Nine
           Months Ended September 30, 1997 and 1996                           5

           Notes to Consolidated Financial Statements                         6


  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

PART II. OTHER  INFORMATION

  Item 6   Exhibits and Reports on Form 8-K                                  14

           Signatures                                                        15


PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements


                           SIGHT RESOURCE CORPORATION
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)



                                                              September 30,     December 31,
                                                                   1997             1996
                                                              -------------     ------------

ASSETS
Current assets:
   Cash and cash equivalents                                    $  3,883          $  9,924
   Accounts receivable, net of allowances
     of $515 and $353, respectively                                2,509             1,405
   Inventories                                                     4,133             2,489
   Prepaid expenses and other current assets                         803               286
   Assets held for sale                                               56               458
                                                                --------          --------
      Total current assets                                        11,384            14,562
                                                                --------          --------

Property and equipment                                            10,169             6,030
Less accumulated depreciation                                     (4,236)           (1,095)
                                                                --------          --------
      Net property and equipment                                   5,933             4,935
                                                                --------          --------
Other assets:
   Intangible assets, net                                         15,170            11,768
   Other assets                                                    1,399               165
                                                                --------          --------
     Total other assets                                           16,569            11,933
                                                                --------          --------
                                                                $ 33,886          $ 31,430
                                                                ========          ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving note payable                                       $  1,475          $    475
   Current portion of long term debt                               1,000               800
   Accounts payable                                                2,678             1,843
   Accrued expenses                                                4,682             3,670
                                                                --------          --------
      Total current liabilities                                    9,835             6,788
                                                                --------          --------

Non-current liabilities:
   Long term debt, less current maturities                           ---             1,600
   Other liabilities                                               1,163               276
                                                                --------          --------
     Non-current liabilities                                       1,163             1,876
                                                                --------          --------

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares issued and outstanding                         --                --
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 8,756,500 at September 30, 1997
     and  8,648,768 at December 31, 1996                              88                86
   Additional paid-in capital                                     38,282            37,510
   Common Stock issuable, 71,181 shares at September 30,
      1997 and December 31, 1996                                     432               432
   Treasury stock at cost
         (shares at September  30, 1997: 30,600)                    (137)               --
   Accumulated deficit                                           (15,777)          (15,262)
                                                                --------          --------
      Total stockholders' equity                                  22,888            22,766
                                                                --------          --------
                                                                $ 33,886          $ 31,430
                                                                ========          ========



See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Operations
                      (In thousands, except per share data)




                                                      Three Months Ended              Nine Months Ended
                                                September 30,   September 30,   September 30,   September 30,
                                                     1997            1996            1997            1996
                                                -------------   -------------   -------------   -------------

Net revenue                                        $12,674         $9,764          $33,141         $21,342

Cost of revenue                                      4,463          3,787           12,058           8,331
                                                   -------         ------          -------         -------

   Gross profit                                      8,211          5,977           21,083          13,011

Selling, general and administrative expenses         8,364          6,702           22,102          15,148
                                                   -------         ------          -------         -------

Loss from operations                                  (153)          (725)          (1,019)         (2,137)
                                                   -------         ------          -------         -------

Other income (expense)
   Interest income                                      69            169              292             349
   Interest expense                                    (89)           (38)            (261)           (151)
   Gain on sale of assets                              251             --              474              --
                                                   -------         ------          -------         -------
   Total other income                                  231            131              505             198
                                                   -------         ------          -------         -------

Net income (loss)                                  $    78         $ (594)         $  (514)        $(1,939)
                                                   =======         ======          =======         =======

Earnings (loss) per common share                   $  0.01         $(0.07)         $ (0.06)        $ (0.28)
                                                   =======         ======          =======         =======

Weighted average number of common
   shares outstanding                                8,782          8,158            8,639           6,988
                                                   =======         ======          =======         =======


See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                            Nine Months Ended
                                                                     September 30,     September 30,
                                                                          1997              1996
                                                                     -------------     -------------

Operating activities:
   Net loss                                                             $  (514)         $(1,939)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization                                       1,482            1,497
      Gain on sale of assets                                               (474)              --

      Changes in operating assets and liabilities:
         Accounts receivable                                               (590)            (358)
         Inventories                                                       (727)              30
         Prepaid  expenses and other current assets                        (530)            (222)
         Accounts payable and accrued expenses                             (527)          (1,185)
                                                                        -------          -------
         Net cash used in operating activities                           (1,880)          (2,177)
                                                                        -------          -------

Investing activities:
   Purchases of property and equipment                                   (1,284)            (767)
   Acquisition of subsidiaries                                           (2,075)          (2,854)
   Proceeds from sale of assets                                           1,005               --
   Other assets                                                            (430)              (4)
                                                                        -------          -------
         Net cash used in investing activities                           (2,784)          (3,625)
                                                                        -------          -------

Financing activities:
   Principal payments on long term debt                                  (1,279)            (300)
   Net proceeds from issuance of common stock                                --            9,935
   Other liabilities                                                         39             (349)
   Purchase of common stock for treasury                                   (137)              --
                                                                        -------          -------
         Net cash (used in) provided by financing activities             (1,377)           9,286
                                                                        -------          -------

Net increase (decrease) in cash and cash equivalents                     (6,041)           3,484

Cash and cash equivalents, beginning of period                            9,924            8,035
                                                                        -------          -------

Cash and cash equivalents, end of period                                $ 3,883          $11,519
                                                                        =======          =======
Supplemental Disclosure:
   Interest paid                                                        $   283          $   158
                                                                        =======          =======

   Equity issued associated with Credit Agreement                       $   180          $    --
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

         Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. as well as entered into a merger with E.B. Brown Opticians, Inc. (together "EB Brown") for approximately $4,000 in cash, 521,997 shares of common stock issued, 71,181 shares of common stock to be issued and $1,400 in notes payable over an eighteen month period. EB Brown operated forty-two eye care centers located throughout Ohio and Western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders. The transaction was accounted for using the purchase method of accounting.

         Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, an Optometry Corporation ("Dr. Greenberg")). The purchase price paid in connection with this acquisition was $2,000 of cash on hand and the assumption and payment of notes payable outstanding as of July 1, 1997 of approximately $800. Dr. Greenberg operated seventeen eye care centers in Southeast Louisiana and Mississippi. The acquisition was accounted for using the purchase method of accounting.

         The results of operations of the four acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation

         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flow for the nine months ended September 30, 1997 and 1996.

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

     (b) Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and three professional corporations ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such PCs through a management contract and a stock agreement. The Company has no direct equity ownership in the PCs. All significant intercompany balances and transactions have been eliminated.

         In preparation of these consolidated financial statements, in conformity with generally accepted accounting principles, management of the Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, such as accounts receivable, inventory, impairment of property and equipment and intangibles. Actual results could differ from those estimates.

     (c) Revenue Recognition

         Revenue and the related costs from the sale of eyewear are recognized at the time an order is placed. The Company has fee for service arrangements with all of its third party payors. Revenue is reported net of the contractual allowances.

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

      (d)Inventories

         Inventories primarily consist of the costs of eyeglass frames, contact lenses, ophthalmic lenses, sunglasses and other optical products and are valued at the lower of cost (using the first-in, first-out method) or market.

      (e)Property and Equipment

         Property and equipment is stated at cost. The Company provides for depreciation at the time the property and equipment is placed in service. The straight-line method is used over the estimated useful life of the asset.

      (f) Intangible Assets

         Intangible assets resulting from business acquisitions consist of customer lists, trademarks, non-compete agreements and the excess cost of the acquisition over the fair value of the

                           SIGHT RESOURCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of five to twenty-five years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

     (g) Deferred Revenue

         The Company offers a contact lens purchasing program in which, for a set fee, customers may purchase contacts at discounted rates for a 12 month period. The Company recognizes revenue from the sales of its contact lens purchasing program on a monthly basis over the life of the program.

     (h) Earnings (Loss) Per Share

         Earnings per share are computed based on the weighted average number of shares outstanding plus common stock equivalents related to stock options and warrants, if such common stock equivalents cause dilution in earnings per share in excess of 3%.

         Net loss per share of common stock is based on the weighted average number of common shares outstanding. Common stock equivalents are not included in the calculation because they are antidilutive.


(3)      DEBT

         Debt is as follows:

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                1997              1996
                                                                           -------------      ------------

         Bank term loan, secured by all assets of one
         of the Company's subsidiaries                                         $   --            $1,000

         Unsecured notes payable, 7% interest rate, $400 paid on
         September 18, 1997 and $1,000 due on March 18, 1998; due
         on demand if the Company's cash balance is less than $2,800            1,000             1,400
                                                                               ------            ------

                                                                                1,000             2,400

         Less current maturities                                                1,000               800
                                                                               ------            ------
         Long term debt, less current maturities                               $   --            $1,600
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


         On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000 on a term loan basis and $5,000 on a revolving credit basis, subject to certain performance criteria. Such certain performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to EBITDA ratios, current ratio of 1:1 and minimum net worth requirement. The term loan facility bears interest at the bank's prime rate plus 1.5% or LIBOR plus 3% at the Company's election and the revolving credit facility bears interest at the bank's prime rate plus 1.25% or LIBOR plus 2.75% at the Company's election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of September 30, 1997, the entire term loan was unused and $1,475 was outstanding on the revolving note. The revolving note bears interest at the bank's prime rate plus 1.25% (9.75% at September 30, 1997). As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. The warrants were accounted for as additional paid in capital based upon the fair market value of the securities. Fair value was determined by using the relationship of the interest rate charged with the warrants versus the rate to be charged without the warrants. This value approximated that obtained using the Black Scholes Method.

         As of September 30, 1997, the Company was not in compliance with two of its financial covenants in the Agreement related to i.) minimum requirement of earnings before interest, depreciation, amortization and taxes and ii.) minimum net worth requirement. The Company obtained a waiver from the bank for noncompliance with these covenants.

PART I:
ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission.

OVERVIEW

The Company is in the business to manufacture, distribute and sell eyewear and related products and services and, as necessary, to administer the business functions of providing vision related medical services. The Company provides a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. The Company's services are provided primarily to persons with common vision disorders, as well as to persons with sight-threatening conditions. The Company's operations currently consist of eighty-eight eye care centers, three management service organizations ("MSOs") and 5 laser vision correction ("LVC") centers which the Company has established in association with leading hospitals, ambulatory surgery centers and ophthalmologists. In addition, the Company operates a primary optical laboratory and distribution center in Holliston, Massachusetts.

The Company's objective is to become the leading integrated provider of eye care products and services in select, regional markets. To develop significant regional integrated networks, the Company's business strategy focuses on (i) acquiring and integrating the assets of regional eye care centers and the practices of eye care professionals (optometrists and ophthalmologists), (ii) employing or entering into management services contracts with these professionals, (iii) continuing to market comprehensive and competitively priced eye care programs to leading HMOs, insurance companies and other third party payors in the Company's regional markets, (iv) expanding strategic affiliations, for pathology co-management opportunities, with select hospitals, ambulatory surgery centers and eye care professionals and (v) continuing to market and provide access to LVC services through the Company's eye care centers.

The Company believes that its integrated approach to eye care provides significant advantages, benefits and opportunities to patients, providers and payors. Patients benefit from the convenience of eye care products and services delivered at a single location. Eye care professionals benefit from the supplemental management and administrative services and resources provided by the Company, permitting them to continue to dedicate their time and effort to their patients and professional practices. Payors benefit from the Company's ability to conveniently provide a complete range of high quality eye care products and services at competitive prices.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996

NET REVENUE. The Company generated net revenue of approximately $12.7 million and $33.1 million during the three and nine months ended September 30, 1997, respectively, from the operation of its eighty-eight eye care centers and six LVC centers as compared to net revenue of approximately $9.8 million and $21.3 million from its seventy-one eye care centers and ten LVC centers for the same periods in 1996. The $2.9 million, or 29.8%, increase in net revenue for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, relates primarily to the additional seventeen eye care centers acquired effective July 1, 1997. Of the $11.8 million, or 55.3%, increase in net revenue for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, approximately $11.0 million relates to the additional forty one eye care centers acquired effective July 1, 1996 and to the additional seventeen eye care centers acquired effective July 1, 1997.

COST OF REVENUE. Cost of revenue increased from $3.8 million for the three months ended September 30, 1996 to $4.5 million for the three months ended September 30, 1997. Cost of revenue as a percent of net revenue decreased from 38.8% for the three months ended September 30, 1996 to 35.2% for the three months ended September 30, 1997. Cost of revenue increased from $8.3 million for the nine months ended September 30, 1996 to $12.1 million for the nine months ended September 30, 1997. Cost of revenue as a percent of net revenue decreased from 39.0% for the nine months ended September 30, 1996 to 36.4% for the nine months ended September 30, 1997. The decrease as a percentage of net revenue is mainly attributable to reduced depreciation on ophthalmic equipment after the write down due to the asset impairment recognized in the fourth quarter of 1996. Cost of revenue for the three and nine months ended September 30, 1997 and 1996 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $8.4 million and $22.1 million for the three and nine months ended September 30, 1997, respectively, as compared to $6.7 million and $15.1 million for the three and nine months ended September 30, 1996, respectively. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in the first three quarters of fiscal 1997 as compared to the first three quarters in fiscal 1996. Selling, general and administrative expenses, as a percentage of net revenue, declined from 68.6% and 71.0% for the three and nine months ended September 30, 1996, respectively, to 66.0% and 66.7% for the three and nine months ended September 30, 1997, respectively. This decrease as a percent of net revenue is a result of the Company's growth through acquisitions and the realization of certain efficiencies related to this growth.

OTHER INCOME AND EXPENSES. Interest income totaled $69,000 and $292,000 for the three and nine months ended September 30, 1997, respectively, as compared to $169,000 and $349,000 for the three and nine months ended September 30, 1996, respectively. This decrease resulted from the investment of a lower average cash balance during 1997 as compared to the same periods for 1996. Interest expense totaled $89,000 and $261,000 for the three and nine months ended September 30, 1997 as compared to $38,000 and $151,000 for the three and nine months ended September 30, 1996. This increase is associated with a higher average balance of debt outstanding during 1997 as compared to the same periods in 1996. The sale of certain ophthalmic equipment during the three months ended September 30, 1997 generated a gain of approximately $251,000. The sale of certain ophthalmic equipment during the nine months ended September 30, 1997 generated a gain of approximately $474,000.

NET INCOME (LOSS). The Company realized net income of $78,000 ($0.01 per share) and a net loss of $514,000 ($0.06 per share) for the three and nine months ended September 30, 1997 as compared to a net loss of $594,000 ($0.07 per share) and $1.9 million ($0.28 per share) for the three and nine months ended September 30, 1996, respectively.

The change from net loss to net income is primarily attributable to increased income generated by the additional forty-one eye care centers acquired by the Company effective July 1, 1996 and the seventeen eye care centers acquired effective July 1, 1997. The change from net loss per share to net income per share was partially offset by an increase in the weighted average number of common shares outstanding as of September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had approximately $3.9 million in cash and cash equivalents and working capital of approximately $1.5 million in comparison to approximately $9.9 million in cash and cash equivalents and working capital of approximately $7.8 million as of December 31, 1996.

On October 9, 1997, the Company signed a definitive purchase agreement for the sale of approximately $5 million of its Series B Convertible Preferred Stock and warrants to purchase common stock to The Carlyle Group. The transaction is expected to close by the end of November, 1997.

As of September 30, 1997, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

                                                Potential
Securities                                       proceeds
------------------------------------------     -----------

Warrants                         2,472,100     $14,800,000
Class A Warrants                    85,000         500,000
Unit Purchase Options              215,000       3,700,000
IPO Representative Warrants         85,000       1,300,000
Creditanstalt Warrants             150,000         694,000
Representative Warrants            170,000       1,400,000
                                               -----------
                                               $22,394,000
                                               ===========


There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

The Company has a Credit Agreement with a bank pursuant to which the Company can borrow up to $5.0 million on a term loan basis and up to $5.0 million on a revolving credit basis, subject to certain performance criteria. Such certain performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to EBITDA ratios, current ratio of 1:1 and minimum net worth requirement. The term loan facility bears interest at the bank's prime rate plus 1.5% or LIBOR plus 3% at the Company's election and the revolving credit facility bears interest at the bank's prime rate plus 1.25% or LIBOR plus 2.75% at the Company's election. As of September 30, 1997, approximately $1.5 million was outstanding on the revolver. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire on December 31, 2003.

As of September 30, 1997, the Company was not in compliance with two of its financial covenants in the Agreement related to a.) minimum requirement of earnings before interest, depreciation, amortization and taxes and b.) minimum net worth requirement. The Company obtained a waiver from the bank for noncompliance with these covenants.

Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, an Optometry Corporation ("Dr. Greenberg")). The purchase price paid in connection with this acquisition was $2.0 million of cash on hand and the assumption and payment of notes payable outstanding as of July 1, 1997 of approximately $800,000. Dr. Greenberg operated seventeen eye care centers in Southeast Louisiana and Mississippi. The acquisition was be accounted for using the purchase method of accounting.

The Company anticipates that its working capital and sources of capital, such as the credit facility, cash flow from operations, revenues from operations and interest income from cash investments, will be adequate to fund the Company's currently proposed activities for at least the next twelve months. The Company anticipates using financing vehicles such as bank debt and other sources of funding, such as additional equity offerings, to achieve its business plan, including the acquisition of eye care centers. By acquiring eye care centers, the Company gains critical mass of locations ensuring that potential patients and third party payors will have convenient access to a wider variety of eye care services. It also allows the Company to deliver these services at considerable savings by using existing corporate and operational infrastructure, which includes store operations, MIS, manufacturing, purchasing, distribution and training. The Company is currently evaluating potential acquisition candidates. Without additional funding, the Company's rate of future acquisitions and size of future acquisitions could be limited.

PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
No.             Title
-------         -----

10.1            Stock Purchase Agreement by and among Marjory O. Greenberg,
                As Testamentary Executrix of the Succession of Tom I. Greenberg,
                Peter Brown, and Vision Plaza Corp.

10.2* Promissory Note between Sight Resource Corporation and Mr. Stephen Blinn

27              Financial Data Schedule



* This exhibit relates to a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.


  Reports on Form 8-K
  -------------------


       NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Sight Resource Corporation



Date: November 14, 1997               /s/ William G. McLendon
      -----------------               ------------------------------------------
                                      William G. McLendon
                                      Chief Executive Officer and President
                                      (principal executive officer)



Date: November 14, 1997               /s/ Alan MacDonald
      -----------------               ------------------------------------------
                                      Alan MacDonald
                                      Vice President, Finance and Administration
                                      (principal financial and chief accounting
                                      officer)
