Form 10-K/A
period 1996-12-31
SIGHT RESOURCE CORP
filed 1997-12-29
CIK 895651

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 17, 1997, was approximately $35,408,056, based on the last sale price as reported by NASDAQ.

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

                                     PART 1

ITEM 1.  BUSINESS

INTRODUCTION

     Sight Resource Corporation (the "Company") is in business to manufacture, distribute and sell eyewear and related products and services and as necessary, to administer the business functions of providing vision related medical services. The Company provides a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. The Company's services are provided primarily to persons with common vision disorders, as well as to persons with sight-threatening conditions. The Company's operations currently consist of 72 eye care centers, a centralized optical laboratory and distribution center, two management service organizations ("MSOs") and ten laser vision correction ("LVC") centers which the Company has established in association with leading hospitals, ambulatory surgery centers and ophthalmologists.

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

CURRENT OPERATIONS

EYE CARE CENTERS

     Effective January 1, 1995, the Company acquired the assets of Cambridge Eye Associates ("Cambridge Eye"), an optometric practice which now operates 22 primary eye care centers, principally in Massachusetts. The assets and liabilities of Cambridge Eye were acquired from a Company by the same name (Cambridge Eye Associates, Inc.) owned by Elliot S. Weinstock, O.D. as sole stockholder. Following the acquisition, Cambridge Eye entered into a management services contract with Optometric Providers, Inc. ("Optometric Providers"), a corporation established to employ the optometrists previously employed by the acquired company. Effective July 1, 1995, the Company acquired the assets of Douglas Vision World, Inc. ("Vision World"), a company operating eight primary eye care centers in Rhode Island. The assets and liabilities of Vision World were acquired from a Company by the same name (Douglas Vision World, Inc.) owned by Kathleen Haronian, Lynn Haronian and Shirley Santoro. Following the acquisition Vision World entered into a management services contract with Optometric Care, Inc. ("Optometric Care"), a professional corporation established to employ the optometrists previously affiliated with the acquired Company. Effective July 1, 1996, the Company acquired the assets and liabilities of three Companies, the E.B. Brown Optical Company, Brown Optical Laboratories, Inc. and E.B. Brown Opticians, Inc. ("E.B. Brown"), all owned by Gordon and Evelyn Safran. E. B. Brown Operates 42 eye care centers in Ohio and western Pennsylvania. Independent Optometrists are associated with all E.B. Brown Eyecare Centers; therefore, the Company does not record revenue from the provision of vision related medical services at these locations. The Company may add optometrists to the staffs of several of its eye care centers in Ohio and Pennsylvania. To accomplish this, it may be necessary to enter into management services contracts with professional corporations established to employ these optometrists.

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

MANAGEMENT SERVICES CONTRACTS

     In states which allow the Company to employ optometrists and ophthalmologists, the Company plans on providing medical services directly. otherwise, the Company will enter into management services contracts with optometrists, ophthalmologists and/or a professional corporation ("PC") which will provide the medical service. The Company's wholly owned subsidiaries, Cambridge Eye and Vision World entered into a management services contract with optometric providers and optometric care, respectively. Accordingly, Cambridge Eye operates as the maintenance service organization ("MSO") for optometric providers and vision world operates as the MSO for optometric care. Cambridge Eye and Vision World, as MSOs, have exclusive decision making authority for the ongoing major operations of optometric providers and optometric care, respectively, with the exception of the provision of medical services. Pursuant to these management services contracts, the MSOs provide management, administrative, marketing and related services to Optometric Providers and Optometric Care. As a result, the Company is involved in the daily on-site financial and administrative management of these optometric practices and provides various other services to the practices from time to time, including legal, financial reporting, treasury, human resources and insurance assistance. The Company's goals in providing such services are to (i) improve the performance of these optometric practices in these non-professional activities,
(ii) allow the optometrists employed by or associated with these practices to more fully dedicate their time and efforts toward their professional practice activities, and (iii) afford the Company expanded service capabilities, and, for itself and on behalf of the optometric practices, capitalize on opportunities for contracting with third party payors and their intermediaries, including managed care providers.

     Pursuant to the management service contracts, the Company (in the form of its wholly owned subsidiaries acting as MSOs), among other things, (i) act as the exclusive business manager and administrator of all business and administrative functions and services associated with the provision of the professional services, (ii) order and purchase all professional and office inventory and supplies and arrange for the availability of the same, (iii) maintain files and records, (iv) provide or arrange for the provision of technical and ancillary service and support personnel, (v) establish, operate and maintain bookkeeping, accounting, billing and collection systems, (vi) render advice concerning the marketing of services, (vii) develop and administer benefit plans for the professionals and (viii) render such other business and financial management, consultation and advice as may reasonably be needed from time to time by the practice in connection with its provision of professional services.

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

     Industry sources estimate that managed primary eye care now has a 30% share of the U.S. eyewear market. In the early 1990's, managed primary eye care accounted for an estimated 20% of all eyewear purchases. The nationwide shift to managed healthcare in general has been the main factor for this growth. NINETY ONE PERCENT of all health maintenance organizations ("HMOs") best selling benefit packages include a covered routine eye examination. These trends continued throughout 1996, indicating that managed primary eye care's share of eyewear and primary eye care should continue to grow.

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

     LVC centers are established in compliance with applicable law and, generally, pursuant to a written LVC center agreement between the Company and the provider. The Company's obligations pursuant to such agreements typically include: furnishing the laser system to be used for the delivery of LVC, therapeutic and related eye care services at the LVC center; maintenance, repairs and upgrades to the laser system; and certain training and oversight of medical, technical and administrative personnel involved in the delivery of services at the center. The providers' responsibilities pursuant to such agreements typically include: providing ophthalmologists to perform the LVC, therapeutic and related eye care services to patients at the LVC center, including performing LVC on qualified patients originated through the Company's marketing efforts; furnishing suitable space and certain ancillary equipment, furniture and supplies for the lvc center's operations; and providing administrative, nursing and technical support for the LVC center.

     The LVC center agreements also generally provide for the Company to pay the providers for certain services associated with each LVC procedure performed by the provider on a patient generated through the Company's marketing efforts. In addition, the provider pays the company an access fee for use of the laser system to perform lvc or therapeutic procedures on patient generated by such provider. Community-based ophthalmologists which also access the lvc center pays the Company an access fee for use of the laser.

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

Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective December 31, 1994, Stark II prohibits a physician form referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include prosthetic devices, which under applicable regulations and interpretations include one pair of eyeglasses or contact lenses furnished after cataract surgery and intraocular lenses provided at ambulatory surgery centers. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that although it will receive fees under the management service contracts for management services, it is not in a position to make or influence referrals of patients. To the extent the Company or any affiliated practice is deemed to be subject to the prohibitions contained in Stark II for services, the Company believes its activities fall within the permissible activities defined in Stark II, including, but not limited to, the provision of in-office ancillary services.

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

PROPRIETARY PROPERTY

     The Company has no licenses, patents or registered copyrights. The Company does have various registered trademarks in the U.S., including "Sight Resource", "Cambridge Eye Doctors" and "E.B. Brown Opticians".

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

     There are a number of risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the most significant of such risks and uncertainties are:

     - The Company has a limited operating history. While the Company has had experience with laser vision correction in the United Kingdom ("UK") since 1993, laser vision correction was only approved in the U.S. in late 1995. In addition, the Company entered the optical industry in 1995.

     - The Company has a history of operating losses, has not yet been profitable and may continue to incur significant operating losses for the foreseeable future.

     - There can be no assurance that the Company will be able to obtain additional financing when needed or on terms acceptable to the Company.

     - The laser vision correction market, the optical industry and managed primary eye care are highly competitive. The Company's current and potential competitors include many larger companies with substantially greater financial, operating, marketing and support resources than the Company.

     - There can be no assurance that laser vision correction will be accepted by the U.S. population in any commercially significant manner.

     - The Company's plans for growth and expansion include acquisitions. There can be no assurance that attractive acquisition candidates, or the financing necessary for any such acquisitions, will be available to the Company.

     - There can be no assurance that the Company will be able to realize any operating efficiencies from the purchase and consolidation of primary eye care centers or optical chains.

     - The Company is dependent on healthcare providers to perform laser vision correction procedures and pre- and post-operative medical care. There can be no assurance that the Company will be able to establish or maintain beneficial relationships with such healthcare providers.

     - The Company and its operations are subject to extensive federal, state and local regulation, which could materially affect the Company's operations.

     - The Company's plan for growth and expansion includes growth of its managed primary eye care contracts. There can be no assurance that such contracts will be acquired or that existing contracts will be expanded in any meaningful way.

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

                                      COMMON STOCK             WARRANTS             IPO WARRANTS
                                    ---------------          -------------        ----------------
                                    HIGH        LOW          HIGH      LOW        HIGH         LOW
                                    ----        ---          ----      ---        ----         ---
1996:
First Quarter                       11          7 7/8        5 1/4     2 15/16    -            -
Second Quarter                       9 1/8      6 1/2        4         2 11/16    -            -
Third Quarter                        7 1/8      4 3/4        3 5/16    2 3/16     -            -
Fourth Quarter                       6 3/4      4 1/2        2 7/8     1 1/8      -            -

1995:
First Quarter                        6 5/8      4 1/8        2         1          1            3/8
Second Quarter                       7 3/4      5 7/8        2 3/4     1 5/8      1 7/16       5/8
Third Quarter                        9 7/8      7 1/4        4 3/4     2 1/2      2 7/8        1 3/16
Fourth Quarter                      11 1/4      6            5 5/8     3 1/4      2 1/4 *      1*


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

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

YEAR ENDED DECEMBER 31                     1996 (1,2)     1995 (3)          1994         1993           1992 (4)
----------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:
Net revenues                               $ 29,987       $ 18,240       $    529       $    155       $     --
Net loss (see note 1)                        (5,850)        (4,888)        (2,945)        (1,530)           (48)
Net loss per common share                     (0.78)         (0.89)         (0.94)         (0.74)          (.04)
Weighted average number of
   common shares outstanding                  7,523          5,488          3,122          2,057          1,307

BALANCE SHEET DATA:
Working capital (deficiency)               $  7,774       $  5,325       $  9,787       $   (690)      $   (478)
Total assets                                 31,430         23,249         13,911          5,210            863
Non-current liabilities                       1,876          1,703             --             --             --

Stockholders' equity                         22,766         16,445         13,364          3,419            169


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Sight Resource Corporation (the "Company") IS IN BUSINESS TO MANUFACTURE, DISTRIBUTE AND SELL EYEWEAR AND RELATED PRODUCTS AND SERVICES AND AS NECESSARY TO ADMINISTER THE BUSINESS FUNCTIONS OF PROVIDING VISION RELATED MEDICAL SERVICES. THE COMPANY provides a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. The Company's services are provided primarily to persons with common vision disorders, as well as to persons with sight-threatening conditions. The Company's operations currently consist of 72 eye care centers, a centralized optical laboratory and distribution center, two management service organizations ("MSOs") and ten laser vision correction ("LVC") centers which the Company has established in association with leading hospitals, ambulatory surgery centers and ophthalmologists.

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

1996 AS COMPARED WITH 1995

Revenue. The Company generated net revenue of approximately $30.0 million during the year ended December 31, 1996, from the operation of its 72 eye care centers and ten laser vision correction centers in the United States as compared to net revenue of approximately $18.2 million from its 29 eye care centers and its network of laser vision correction centers in the United Kingdom ("UK") for the same period in 1995. Of the $11.8 million, or 64.4%, increase in net revenue for the year ended December 31, 1996 as compared to the year ended December 31, 1995, $7.4 million relates to the additional forty-two eye care centers acquired effective July 1, 1996. The remaining increase of $4.4 million relates to a full year of revenue from the Vision World acquisition as well as the Company's first full year of LVC services in the U.S.

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

Impairment of ophthalmic equipment. During the fourth quarter of 1996 the Company recognized a $2.6 million write down due to impairment of ophthalmic equipment. Operating losses sustained during 1996 from the operation of this equipment coupled with anticipated future operating losses over the remaining depreciable life of the equipment WHICH WERE BASED UPON OPERATING HISTORY AND A RECENT INDUSTRY REPORT INDICATING A SLOWER THAN EXPECTED GROWTH IN LVC, resulted in the Company's decision to recognize the impairment IN THE FOURTH QUARTER 1996. THE FAIR VALUE OF THE EQUIPMENT IS BASED UPON RECENT PUBLICATIONS IN OPHTHALMIC TRADE JOURNALS, OFFERS FROM THIRD PARTIES, AS WELL AS RECENT SALES OF SIMILAR EQUIPMENT. SINCE THE COMPANY HAS NO OTHER SIGNIFICANT TANGIBLE OR INTANGIBLE ASSETS ASSOCIATED WITH LVC, THE COMPANY BELIEVES THE IMPAIRMENT RELATES ONLY TO OPHTHALMIC EQUIPMENT.

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

Interest expense for the year ended December 31, 1995 of approximately $253,000 represents interest on the revolving credit agreement and the long-term debt which was assumed as part of the acquisition of Cambridge Eye. The Company also recorded a $150,000 foreign currency translation gain on the liquidation of the UK business at the close of 1995. In 1994, the Company had incurred $180,000 of financing costs in conjunction with the issuance of the Bridge Notes and Class A Warrants.

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

     Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of E.B. Brown Opticians, Inc. ("E.B. Brown"), a Company operating 42 eye care centers in Ohio and Western Pennsylvania. The purchase price for E.B. Brown consisted of a payment of $4.0 million in cash, 521,997 shares of common stock issued (valued at approximately $1.9 million), 71,181 shares of common stock to be issued (valued at approximately $432,000) and $1.4 million in notes of which $400,000 is payable in September 1997 and $1.0 million is payable March 1998. The cash consideration was funded with cash on hand.

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


     As of December 31, 1996, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                    Potential proceeds
-------------------------------------------------             ------------------
Warrants                                2,472,100                    $14,800,000
Class A Warrants                           85,000                        500,000
Unit Purchase Options                     215,000                      3,700,000
IPO Representative Warrants                85,000                      1,300,000
Representative Warrants                   170,000                      1,400,000
                                                                     -----------
                                                                     $21,700,000
                                                                     ===========


     There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

     On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5 million on a term loan basis and $5 million on a revolving credit basis, subject to certain performance criteria. Such certain performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to ebitda ratios, current ratio of 1:1 and minimum net worth ratios. The term loan facility bears an interest rate of prime plus 1.5% or LIBOR plus 3% at the borrowers election, and the revolving credit facility bears an interest rate of prime plus 1.25% or LIBOR plus 2.75% at the borrowers election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. Amounts borrowed under the Agreement will be used to refinance existing debt, finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003.

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



/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP

Boston, Massachusetts
February 28, 1997

                           SIGHT RESOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31                                                               1996          1995
-----------------------------------------------------------------------------------------------
(in thousands)

                                ASSETS

        Current assets:
          Cash and cash equivalents                                     $  9,924       $  8,035
          Accounts receivable, net of allowance of $353 and $277
                                                                           1,405            662
          Inventories                                                      2,489          1,560
          Prepaid expenses and other current assets                          286            171
          Assets held for sale (note 3)                                      458             --
                                                                        --------       --------
                  Total current assets                                    14,562         10,428
                                                                        --------       --------
        Property and equipment, net (note 3)                               4,935          5,778
                                                                        --------       --------
        Other assets:
          Intangible assets (note 4)                                      11,768          6,908
          Other assets                                                       165            135
                                                                        --------       --------
                  Total other assets                                      11,933          7,043
                                                                        --------       --------
                                                                        $ 31,430       $ 23,249
                                                                        ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
          Revolving note payable (note 6)                               $    475       $    475
          Current portion of long term debt (note 6)                         800            400
          Accounts payable                                                 1,843          1,727
          Accrued expenses (note 5)                                        3,670          2,499
                                                                        --------       --------
                  Total current liabilities                                6,788          5,101
                                                                        --------       --------
        Non-current liabilities:
          Long term debt, less current maturities (note 6)                 1,600          1,000
          Other liabilities                                                  276            703
                                                                        --------       --------
                  Total non-current liabilities                            1,876          1,703
                                                                        --------       --------
        Commitments (note 7)

        Stockholders' equity (note 8):
          Preferred Stock, $.01 par value. Authorized 5,000,000
            shares; no shares issued and outstanding                          --             --
          Common stock, $.01 par value. Authorized 20,000,000
            shares; issued and outstanding 8,648,768 and 6,346,615
            shares in 1996 and 1995, respectively                             86             63
          Additional paid-in capital                                      37,510         25,794
          Common stock issuable, 71,181 shares in 1996 (note 1(b))           432             --
          Accumulated deficit                                            (15,262)        (9,412)
                                                                        --------       --------
                  Total stockholders' equity                              22,766         16,445
                                                                        --------       --------
                                                                        $ 31,430       $ 23,249
                                                                        ========       ========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                                     1996           1995           1994
----------------------------------------------------------------------------------------------------
(in thousands except for per share amounts)

Net revenue                                              $ 29,987       $ 18,240       $    529
Cost of revenue                                            11,841          8,147            928
                                                         --------       --------       --------
        Gross margin                                       18,146         10,093           (399)

Selling, general and administrative expense                21,625         15,265          2,492
Impairment of ophthalmic equipment (note 3)                 2,622             --             --
                                                         --------       --------       --------
  Total operating expenses                                 24,247         15,265          2,492
                                                         --------       --------       --------

      Loss from operations                                 (6,101)        (5,172)        (2,891)
                                                         --------       --------       --------

Other income (expense):
  Interest income                                             499            387            183
  Interest expense                                           (248)          (253)           (48)
  Other                                                        --            150           (189)
                                                         --------       --------       --------
          Total other income (expense)                        251            284            (54)
                                                         --------       --------       --------

          Net loss                                       ($ 5,850)      ($ 4,888)      ($ 2,945)
                                                         ========       ========       ========
Net loss per share                                       ($  0.78)      ($  0.89)      ($  0.94)
                                                         ========       ========       ========

Weighted average number of common shares
  outstanding                                               7,523          5,488          3,122
                                                         ========       ========       ========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------
(in thousands)

                                                                     ADDITIONAL                   COMMON   CUMULATIVE      TOTAL
                                                  COMMON STOCK        PAID-IN     ACCUMULATED     STOCK    TRANSLATION  STOCKHOLDERS
                                              SHARES    PAR VALUE     CAPITAL      DEFICIT       ISSUABLE  ADJUSTMENT      EQUITY
                                              ------    ---------  ------------  ------------   ---------  -----------  ------------

Balance, December 31, 1993                     2,287      $ 23      $  5,002      ($ 1,579)       $  --      ($  27)     $  3,419
Proceeds from public offering, net of
   offering costs                              2,472        25        12,496            --           --          --        12,521
Proceeds from exercise of IPO warrants            11        --            73            --           --          --            73
Issuance of Class A warrants                      --        --            65            --           --          --            65
Net loss                                          --        --            --        (2,945)          --          --        (2,945)
Cumulative translation adjustment                 --        --            --            --           --         231           231
                                               -----      ----      --------      --------        -----      ------      --------
 Balance, December 31, 1994                    4,770        48        17,636        (4,524)          --         204        13,364
Issuance of common stock for
   acquisitions                                  556         6         1,721            --           --          --         1,727
Issuance of common stock for
   equipment and other                            64        --           206            --           --          --           206
Proceeds from exercise of warrants
   (note 8)                                      955         9         6,221            --           --          --         6,230
Proceeds from exercise of stock
   options                                         2        --            10            --           --          --            10
Net loss                                          --        --            --        (4,888)          --          --        (4,888)
Cumulative translation adjustment                 --        --            --            --           --        (204)         (204)
                                               -----      ----      --------      --------        -----      ------      --------
 Balance, December 31, 1995                    6,347        63        25,794        (9,412)          --          --        16,445
Proceeds from exercise of warrants                --        --             1            --           --          --             1
Proceeds from public offering, net of
   offering costs                              1,775        18         9,816            --           --          --         9,834
Issuance of common stock for                     522         5         1,896            --          432          --         2,333
acquisitions
Proceeds from exercise of stock                    5        --             3            --           --          --             3
options
Net loss                                          -- $      --            --        (5,850)          --          --        (5,850)
                                               -----      ----      --------      --------        -----      ------      --------
Balance, December 31, 1996                     8,649      $ 86      $ 37,510      ($15,262)       $ 432      $   --      $ 22,766
                                               =====      ====      ========      ========        =====      ======      ========


          See accompanying notes to consolidated fin  --ancial statements.

                           SIGHT RESOURCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                       1996            1995            1994
----------------------------------------------------------------------------------------------------------------------
(in thousands)

Operating activities:
  Net loss                                                                 ($ 5,850)        ($ 4,888)        ($ 2,945)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                            2,221            1,688              928
     Impairment of ophthalmic equipment                                       2,622               --               --
     Realization of foreign currency gain                                        --             (150)              --
     Amortization of debt financing cost                                         --               --               65
  Changes in operating assets and liabilities:
     Accounts receivable                                                       (248)              (1)             (33)
     Inventories                                                                153              424               --
     Prepaid expenses and other current assets                                  (47)              75               (4)
     Accounts payable and accrued expenses                                   (1,408)            (844)          (1,294)
                                                                           --------         --------         --------
       Net cash used in operating activities                                 (2,557)          (3,696)          (3,283)
                                                                           --------         --------         --------
Investing activities:
  Purchases of property and equipment                                        (1,639)          (1,948)            (175)
  Acquisition of subsidiaries                                                (2,854)          (2,363)              --
  Other assets                                                                  (72)              (4)             (19)
                                                                           --------         --------         --------
       Net cash used in investing activities:                                (4,565)          (4,315)            (194)
                                                                           --------         --------         --------
Financing activities:
  Principal payments on Bridge Notes and long term debt                        (400)            (400)          (1,100)
  Proceeds from sale of Bridge Notes and Class A warrants                        --               --            1,100
  Proceeds from exercise of warrants and stock options                            4            6,240               73
  Net proceeds from public offerings                                          9,834               --           12,521
  Payment of other liabilities                                                 (427)              --               --
                                                                           --------         --------         --------
       Net cash provided by financing activities                              9,011            5,840           12,594
                                                                           --------         --------         --------
Effect of exchange rate changes on cash                                          --               12               74
                                                                           --------         --------         --------
Net increase (decrease) in cash and cash equivalents                          1,889           (2,159)           9,191

Cash and cash equivalents, beginning of period                                8,035           10,194            1,003
                                                                           --------         --------         --------
Cash and cash equivalents, end of period                                   $  9,924         $  8,035         $ 10,194
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

(b) U.S. Acquisitions

During 1995, the Company acquired two primary eye care chains, effective January 1, 1995 and July 1, 1995, respectively. The aggregate purchase price paid in connection with the acquisitions consisted of (i) $2,660,000 in cash, (ii) 555,525 shares of common stock, (iii) the assumption of approximately $1,600,000 of net liabilities, and (iv) $660,000 payable over a 3 year period and $250,000 payable over 18 months, contingent upon the occurrence of certain future events. The transactions were accounted for using the purchase method of accounting.

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

(in thousands)                                   1996                  1995
                                               --------              --------
 Revenue                                       $ 37,834              $ 35,377
                                               ========              ========
 Net loss                                      ($ 5,202)             ($ 4,570)
                                               ========              ========
Loss per share                                 ($  0.67)             ($  0.75)
                                               ========              ========
 Weighted average number of common
    shares outstanding                            7,782                 6,097
                                               ========              ========

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and two professional corporations ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities through a management contract and a stock agreement. The Company has no direct equity ownership in the PCs. All significant intercompany balances and transactions have been eliminated.

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

Under revenue sharing arrangements for refractive surgery where the Company is not responsible for patient billing, the Company receives a specified payment from the hospital or center for each refractive surgical procedure performed. Accordingly, the Company recognizes revenue on a per procedure basis at the time procedures are performed. Under revenue-sharing arrangements for refractive surgery where the Company is responsible for the collection from the patient and payment to the ophthalmologist and other operating costs, the total patient charge is recorded as revenue with the corresponding expenses recorded in cost of revenue.

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

(m) Reclassification

Certain reclassifications were made to the 1995 Consolidated Financial Statements to conform to the 1996 presentation.

(3) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

YEARS ENDED DECEMBER 31                          1996            1995            USEFUL LIFE
------------------------------------------------------------------------------------------------
(in thousands)

      Land and building                        $   87            $   --            40 years
      Ophthalmic equipment                      2,921             7,425            3-5 years
      Computer equipment                          108                89            3 years
      Furniture and fixtures                      659               379            3 years
      Leasehold improvements                    1,698               261            Life of lease
      Construction-in-progress                    557               104
                                               ------            ------
                                                6,030             8,258

      Less accumulated depreciation             1,095             2,480
                                               ------            ------
      Property and equipment, net              $4,935            $5,778
                                               ======            ======

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

(4) INTANGIBLE ASSETS

    Intangible assets consists of the following:

YEARS ENDED DECEMBER 31                           1996               1995           USEFUL LIFE
-----------------------------------------------------------------------------------------------
 (in thousands)

            Goodwill                            $ 9,132            $ 4,201              20-25
                                                                                      -------
            Patient lists                         2,659              2,659              11-15
                                                                                      -------
            Non-compete                             120                 --                  5
                                                                                      -------
            Trademarks                              713                413                 15
                                                -------                               -------
                                                 12,624              7,273

            Accumulated amortization                856                365
                                                -------
                   Total                        $11,768            $ 6,908
                                                =======

The useful lives of the above intangible assets are estimated based upon, among other things, independent appraisals, history of operations acquired, terms of agreements and industry standards.

(5) ACCRUED EXPENSES

     Accrued expenses consists of the following:

YEARS ENDED DECEMBER 31                                 1996              1995
------------------------------------------------------------------------------
(in thousands)

                   Professional fees                   $ 220              $344
                   Payroll and related cost            1,263               676
                   Acquisition payments                  303               387
                   Deferred revenue                      303               286
                   Other                               1,581               806
                                                      ------            ------
                                                      $3,670            $2,499
                                                      ======            ======

(6) DEBT

    Long term debt is as follows:

YEARS ENDED DECEMBER 31                                                            1996             1995
----------------------------------------------------------------------------------------------------------
(in thousands)

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

On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000,000 on a term loan basis and $5,000,000 on a revolving credit basis, subject to certain performance criteria. These loans are secured by all assets of the Company and its wholly owned subsidiaries. Amounts borrowed under the Agreement will be used to refinance existing bank debt, finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. The warrants were accounted for as additional paid in capital based upon the fair value of the securities. Fair market value was determined by using the relationship of the interest rate charged with the warrants versus the rate to be charged without the warrants. This value approximated that obtained using the black scholes method.

(7) COMMITMENTS

The Company has operating leases primarily for its primary eye care centers, distribution center, corporate offices and certain equipment. The leases are generally for periods of up to 10 years with renewal options at fixed rentals. Certain of the leases provide for additional rentals based on sales exceeding specified amounts.

The future minimum lease rental commitments for facilities and equipment for the periods following December 31, 1996 are as follows:

                                                             (in thousands)
             1997                                                $ 2,542
             1998                                                  2,179
             1999                                                  1,491
             2000                                                  1,189
             2001                                                    613
             Thereafter                                              423
                                                                 -------
                                                                 $ 8,437
                                                                 =======

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation costs been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

(in thousands)                                       1996                   1995                  1994
                                                   -------                -------                -------
     Net loss as              reported             ($5,850)               ($4,888)               ($2,945)
                                                   =======                =======                =======
                              pro forma            ($6,308)               ($5,328)               ($3,097)
                                                   =======                =======                =======

     Net loss per share       as reported          ($ 0.78)               ($ 0.89)               ($ 0.94)
                                                   =======                =======                =======
                              pro forma            ($ 0.84)               ($ 0.97)               ($ 0.99)
                                                   =======                =======                =======

The fair value of each option grant is estimated on the date of grant using the Black-Schools option pricing model with the following weighted average assumptions used for grants in 1996, 1995 and 1994, respectively: no dividends expected in all years; expected volatility of 63.9% for all years; risk free interest rates of 6.41%, 6.37% and 6.27%, respectively, and expected life of six years for all years.

A summary of the stock option transactions follows:

                                                                                       WEIGHTED
                                                                 NUMBER OF              AVERAGE
                                                SHARES          SHARES UNDER           PRICE PER
                                              AVAILABLE            OPTION                 SHARE
                                             -----------       ---------------      ----------------
        Balance, December 31, 1994             524,000             476,000               $5.00
        Canceled                               173,667            (173,667)               6.49
        Granted                               (368,400)            368,400                5.21
        Exercised                                   --              (2,100)               4.40
                                              --------            --------               -----
        Balance, December 31, 1995             329,267             668,633                4.81
        Increase in Plan                       500,000                  --                  --
        Canceled                                 8,200              (8,200)               5.41
        Granted                               (228,400)            228,400                6.46
        Exercised                                   --             (20,700)               4.39
                                              --------            --------               -----
        Balance, December 31, 1996             609,067             868,133               $5.24
                                              ========            ========               =====


There were 407,421 and 253,012 shares exercisable under the Plan at December 31, 1996 and 1995, respectively.

The weighted average fair value of options granted under the Plan was $3.95 and $3.36 for the years ended December 31, 1996 and 1995, respectively.

The following table summarizes information about options outstanding as of December 31, 1996:

                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                ----------------------------------------          ----------------------------------------
                                 WEIGHTED
                                 AVERAGE      WEIGHTED
   RANGE OF        NUMBER       REMAINING      AVERAGE                  NUMBER               WEIGHTED
   EXERCISE      OUTSTANDING   CONTRACTUAL    EXERCISE              EXERCISABLE AT           AVERAGE
    PRICES       AT 12/31/96       LIFE         PRICE                  12/31/96           EXERCISE PRICE
    ------       -----------       ----         -----                  --------           --------------
 $0.43-$3.00       60,000       5.9 years      $1.50                    60,000                $1.50
 $3.50-$6.20      562,400       8.9 years      $4.88                   284,255                $4.63
 $6.21-$8.50      245,733      10.5 years      $6.98                    63,166                $7.76
                  -------                                              -------
                  868,133                                              407,421
                  =======                                              =======

(9) INCOME TAXES

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

YEARS ENDED DECEMBER 31                                         1996             1995           1994
-------------------------------------------------------------------------------------------------------
(in thousands)
         Computed "expected" tax benefit                       $ 1,989         $ 1,662         $ 1,001
         Increase in tax benefit resulting from:
           State net operating loss                                363             466             126
           Loss in foreign subsidiary                               --             868              --
         Decrease in tax benefit resulting from:
           Foreign net loss                                         --              --            (628)
           Other                                                    (7)             (6)              3
           Increase in valuation allowance for deferred
              tax assets allocated to income tax
              expense                                           (2,345)         (2,990)           (502)
                                                               -------         -------         -------
                                                               $    --         $    --         $    --
                                                               =======         =======         =======

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

YEARS ENDED DECEMBER 31                           1996           1995
-----------------------------------------------------------------------
(in thousands)

    Deferred tax assets:
      Net operating loss carryforwards          $ 6,890         $ 3,861
      Vacation accrual                              135              55
      Bad debt reserve                              107              92
      Other reserves                                530             586
                                                -------         -------
              Gross deferred tax assets           7,662           4,594

      Valuation allowance under SFAS 109         (7,600)         (4,591)
                                                -------         -------
              Net deferred tax assets                62               3
      Less deferred tax liabilities:
      Plant and equipment                           (62)             (3)
                                                -------         -------

              Net deferred tax                  $    --         $    --
                                                =======         =======

A valuation allowance in the amount of $7,600,000 and $4,591,000 was established at December 31, 1996 and 1995, respectively. This allowance has been established due to the uncertainty in the ability of the Company to benefit from the federal and state operating loss carryforwards.

Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be allocated as follows:

YEARS ENDED DECEMBER 31                                       1996          1995
--------------------------------------------------------------------------------
(in thousands)

    Income tax benefit that would be reported in the
      statement of earnings                                  $6,775       $3,823
    Charge to goodwill for recognition of acquired tax
      assets                                                    825          768
                                                             ------       ------
                                                             $7,600       $4,591
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

(11) SUPPLEMENTARY CASH FLOW INFORMATION

     The following represents supplementary cash flow information:

YEARS ENDED DECEMBER 31                                  1996             1995             1994
-------------------------------------------------------------------------------------------------
(in thousands)

          Interest paid                                $    223         $    210         $     48
                                                       ========         ========         ========
          Non-cash financing activities:
            Issuance of Class A Warrants in
              conjunction with Bridge Notes            $     --         $     --         $     65
                                                       ========         ========         ========
          Issuance of stock for equipment and other    $     --         $    206         $     --
                                                       ========         ========         ========
          Acquisitions:
          Assets acquired                              $ 10,266         $  7,697         $     --
          Net liabilities assumed                        (2,533)          (3,310)              --
          Notes payable                                  (1,400)              --               --
          Common stock issued                            (1,901)          (1,727)              --
          Common stock issuable                            (432)              --               --
                                                       --------         --------         --------
          Cash paid                                       4,000            2,660               --
          Less cash acquired                             (1,146)            (296)              --
                                                       --------         --------         --------
        Net cash paid for acquisition                  $  2,854         $  2,364         $     --
                                                       ========         ========         ========

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

(10.3)     -      Letter from Summit Technology, inc. ("Summit") concerning
                  supply of six laser systems by Summit to the Company
                  (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement filed with the Securities and

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
                  Exchange Commission on Form SB-2 File No. 33-56668)

** (10.4)  -      Purchase Agreement between Summit and the Company
                  (incorporated herein by reference to the Company's Form 10-Q for the period ending March 31, 1993 filed with the Securities and Exchange Commission as Exhibit 10.16)

** (10.5)  -      Joint Venture Agreement relating to the Provision of Vision
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

+(10.7)    -      Employment Agreement, dated as of February 24, 1995 between the Registrant and Elliot S. Weinstock, O.D. (incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange
                  Commission as Exhibit 10.9)

** (10.8)  -      Contract for Professional Services, dated December 21, 1994, between the Registrant and Massachusetts Eye and Ear
                  Associates, Inc. (incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission as Exhibit 10.10)

** (10.9)  -      Agreement dated December 21, 1994 between the Registrant and
                  Massachusetts Eye and Ear Infirmary (incorporated herein by reference to the Company's Form 10-K for the year ended
                  December 31, 1994 filed with the Securities and Exchange
                  Commission as Exhibit 10.11)

(10.10)    -      Asset Purchase Agreement dated February 24, 1995 between the
                  Registrant, CEA Acquisition Corporation, Cambridge Eye
                  Associates, Inc. and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 8,
                  1995)

(10.11)    -      Credit Agreement, dated February 20, 1997, between the Company and Creditanstalt Corporate Finance Corporation, Inc.
                  (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities Exchange
                  Commission on March 7, 1997).

(10.12)    -      Asset Purchase Agreement dated August 24, 1995 between the
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlington, Massachusetts on December 29, 1997.



                                         SIGHT RESOURCE CORPORATION


                                         By: /s/ Alan MacDonald
                                             --------------------------------
                                             Alan MacDonald
                                             Vice President, Finance and
                                             Administration (principal financial
                                             and accounting officer)