Form 10-Q/A
period 1997-03-31
SIGHT RESOURCE CORP
filed 1997-12-29
CIK 895651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                                             Yes   X    No
                                                                 ----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On April 28, 1997, 8,618,704 shares of common stock, par value $0.01 per share were outstanding.

                                             TOTAL PAGES                   13
                                             EXHIBIT INDEX AT PAGE         12

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


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                           SIGHT RESOURCE CORPORATION
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                             March 31,            December 31,
                                                                                1997                  1996
                                                                         -------------------  ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $8,252              $9,924
   Accounts receivable, net of allowance
     of $381 and $353, respectively                                                   1,875               1,405
   Inventories                                                                        2,395               2,489
   Prepaid expenses and other current assets                                            967                 286
   Assets held for sale                                                                 360                 458
                                                                         ------------------   -----------------
      Total current assets                                                           13,849              14,562
                                                                         ------------------   -----------------

Property and equipment                                                                6,470               6,030
Less accumulated depreciation                                                        (1,414)             (1,095)
                                                                         ------------------   -----------------
      Net property and equipment                                                      5,056               4,935
                                                                         ------------------   -----------------

Other assets:
   Intangible assets, net                                                            11,604              11,768
   Other assets                                                                         847                 165
                                                                         ------------------   -----------------
     Total other assets                                                              12,451              11,933
                                                                         ------------------   -----------------
                                                                                    $31,356             $31,430
                                                                         ==================   =================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving note payable                                                            $1,475                $475
   Current portion of long term debt                                                  1,400                 800
   Accounts payable                                                                   1,384               1,843
   Accrued expenses                                                                   4,395               3,670
                                                                         ------------------   -----------------
      Total current liabilities                                                       8,654               6,788
                                                                         ------------------   -----------------

Non-current liabilities:
   Long term debt, less current maturities                                              ---               1,600
   Other liabilities                                                                    280                 276
                                                                         ------------------   -----------------
     Non-current liabilities                                                            280               1,876
                                                                         ------------------   -----------------

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares issued and outstanding.                                          ---                 ---
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 8,648,768 at March 31, 1997
     and December 31, 1996.                                                              86                  86
   Additional paid-in capital                                                        37,690              37,510
   Common stock issuable, 71,181 shares at March 31,
      1997 and December 31, 1996                                                        432                 432
   Treasury stock at cost
         (shares at March 31, 1997: 30,600)                                            (137)                ---
   Accumulated deficit                                                              (15,649)            (15,262)
                                                                         ------------------   -----------------
      Total stockholders' equity                                                     22,422              22,766
                                                                         ------------------   -----------------
                                                                                    $31,356             $31,430
                                                                         ==================   =================

See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                       Three Months Ended
                                                                 March 31,              March 31,
                                                                    1997                  1996
                                                         ---------------------------------------------


Net revenue                                                         $10,440                   $5,660

Cost of revenue                                                       3,849                    2,262
                                                         ------------------         ----------------

   Gross profit                                                       6,591                    3,398

Selling, general and administrative expenses                          7,000                    4,082
                                                         ------------------         ----------------

Loss from operations                                                   (409)                    (684)
                                                         ------------------         ----------------

Other income (expense)
   Interest income                                                      102                       94
   Interest expense                                                     (80)                     (58)
                                                         ------------------         ----------------
     Total other income (expense)                                        22                       36
                                                         ------------------         ----------------

Net loss                                                              ($387)                   ($648)
                                                         ==================         ================



Net loss per common share                                            ($0.04)                  ($0.10)
                                                         ==================         ================

Weighted average number of common
  shares outstanding                                                  8,638                    6,347
                                                         ==================         ================


See accompanying notes to consolidated financial statements.

                                     SIGHT RESOURCE CORPORATION
                               Consolidated Statements of Cash Flows
                                           (In thousands)


                                                                       Three Months Ended
                                                              March 31, 1997        March 31, 1996
                                                            -------------------   -------------------

Operating activities:
   Net loss                                                             ($387)                ($648)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization                                        483                   435
      Changes in operating assets and liabilities:
         Accounts receivable                                             (470)                 (378)
         Inventories                                                        94                 (114)
         Prepaid  expenses and other current assets                      (681)                 (373)
         Accounts payable and accrued expenses                             266                 (399)
                                                            -------------------   -------------------
             Net cash used in operating activities                       (695)               (1,477)
                                                            -------------------   -------------------

Investing activities:
   Purchases of property and equipment                                   (440)                 (229)
   Proceeds from sale of assets                                             98                   376
   Other assets                                                          (502)                  (37)
                                                            -------------------   -------------------
         Net cash provided by(used in) investing activities              (844)                   110
                                                            -------------------   -------------------

Financing activities:
   Principal payments on long term debt                                    ---                 (100)
  Other liabilities                                                          4                    10
  Net proceeds from exercise of  warrants                                  ---                     1
   Purchase of common stock for treasury                                 (137)                   ---
                                                            -------------------   -------------------
            Net cash used in  financing activities                       (133)                  (89)
                                                            -------------------   -------------------

Net (decrease) in cash and cash equivalents                            (1,672)               (1,456)

Cash and cash equivalents, beginning of period                           9,924                 8,035
                                                            -------------------   -------------------

Cash and cash equivalents, end of period                                $8,252                 6,579
                                                            ===================   ===================
Supplemental Disclosure:
   Interest paid                                                          $102                   $44
                                                            ===================   ===================
   Equity issued associated with
      credit agreement                                                    $180                   ---
                                                            ===================   ===================



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

(3)      DEBT
         Debt is as follows:


                                                                                    MARCH 31,   DECEMBER 31,
                                                                                        1997       1996
                                                                                      ------      ------

           Bank term loan secured by all assets of one of the
           Company's subsidiaries                                                     $ --         $1,000

           Unsecured notes payable, 7% interest rate, $400 due on September 18,
           1997 and $1,000 due on March 18, 1998; due on demand if the Company's
           cash balance is less than 2,800                                              --          1,400
                                                                                      ------       ------
                                                                                       1,400        2,400

           Less current maturities                                                     1,400          800
                                                                                      ------       ------
           Long term debt, less current maturities                                    $    0       $1,600
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

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(3)      DEBT-(CONTINUED)
         On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000 on a term loan basis and $5,000 on a revolving credit basis, subject to certain performance criteria. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of March 31, 1997, the entire term loan was unused and $1,475 is outstanding on the revolving note. The revolving note bears interest at the bank's prime rate plus 1.25% (9.75% at March 31, 1997). As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. The warrants were accounted for as additional paid in capital based upon the fair value of the securities. Fair market value was determined by using the relationship of the interest rate charged with the warrants versus the rate to be charged without the warrants. This value approximated that obtained using the black scholes method.

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

OVERVIEW

The Company is in business to manufacture, distribute and sell eyewear and related products and services and, as necessary, to administer the business functions of providing vision related medical services. The Company provides a complete range of eye care products and services through integrated networks of opticians, optometrists and ophthalmologists. The Company's services are provided primarily to persons with common vision disorders, as well as to persons with sight-threatening conditions. The Company's operations currently consist of 72 eye care centers, a centralized optical laboratory and distribution center, two management service organizations ("MSOs") and ten laser vision correction ("LVC") centers which the Company has established in association with leading hospitals, ambulatory surgery centers and ophthalmologists.

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

As of March 31, 1997, the Company had securities outstanding which provide it with potential sources of financing as outlined below:


Securities                                                                     Potential proceeds
-------------------------------------------------------------               ---------------------

Warrants                                            2,472,100                         $14,800,000
Class A Warrants                                       85,000                             500,000
Unit Purchase Options                                 215,000                           3,700,000
IPO Representative Warrants                            85,000                           1,300,000
Creditanstalt Warrants                                150,000                             694,000
Representative Warrants                               170,000                           1,400,000
                                                                                      ===========
                                                                                      $22,394,000
                                                                                      ===========



There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5 million on a term loan basis and $5 million on a revolving credit basis, subject to certain performance criteria. Such certain performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to ebitda ratios, current ratio of 1:1 and minimum net worth ratios. The term loan facility bears an interest rate of prime plus 1.5% or LIBOR plus 3% at the borrowers election and the revolving credit facility bears an interest rate of prime plus 1.25% or LIBOR plus 2.75% at the borrowers election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. Amounts borrowed under the Agreement will be used to finance future acquisitions, provide ongoing working capital and for other general corporate purposes. In addition, the Company refinanced existing bank debt using the revolving credit facility. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003.

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

PART II.  OTHER INFORMATION


   Item 6:         EXHIBITS AND REPORTS ON FORM 8-K

                 a. Exhibits furnished as Exhibits hereto:

                           EXHIBIT 10.1 Amendment No. 1 to Employment Agreement dated January 2, 1997, among Cambridge Eye Associates, Inc., Sight Resource Corporation and Elliot S. Weinstock, O.D.


                 b. On March 7, 1997, the Company filed a Form 8-K related to the Credit Agreement, dated February 20, 1997, between the Company and Creditanstalt Corporate Finance Corporation, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Sight Resource Corporation




Date:      December 24, 1997       ________________________
           -----------------
                                   Alan MacDonald
                                   Vice President, Finance and Administration
                                   (principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Sight Resource Corporation



Date:     December 29, 1997         /s/  ALAN MACDONALD
          -----------------         -------------------------------------------
                                    Alan MacDonald
                                    Vice President, Finance and Administration
                                    (principal financial and accounting officer)