Form 10-K
period 1997-12-31
SIGHT RESOURCE CORP
filed 1998-03-31
CIK 895651

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                        Commission file number: 0-21068

                          SIGHT RESOURCE CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                       04-3181524
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

   100 Jeffrey Avenue, Holliston, MA                        01746
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (508) 429-6916

  Securities registered pursuant to Section 12(b) of the Exchange Act: None.

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $.01 par value per share
                    --------------------------------------
                               (Title of Class)

                        Preferred Share Purchase Rights
                        -------------------------------
                               (Title of Class)

    Redeemable Warrants, each exercisable for the purchase of one share of
               Common Stock, $.01 par value per share, at $6.00
               ------------------------------------------------
                               (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 24, 1998, was approximately $35,191,160, based on the last sale price as reported by NASDAQ.

       As of March 24, 1998, the registrant had 8,797,790 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1998.

                                    PART 1

Item 1.     BUSINESS

General

  Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of December 31, 1997 the Company's operations consisted of 86 eye care centers, with three regional optical laboratories and distribution centers, making it one of the twenty largest providers in the primary eye care industry. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Vision Plaza and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services. In addition, as of December 31, 1997 the Company operated four laser vision correction ("LVC") centers.

Acquisition History and Strategy

  Effective January 1, 1995, the Company acquired the assets of Cambridge Eye Associates, Inc. ("Cambridge Eye"), an optometric practice which, at December 31, 1997, operated 22 primary eye care centers, principally in Massachusetts. The assets and liabilities of Cambridge Eye were acquired from a Company by the same name (Cambridge Eye Associates, Inc.) owned by Elliot S. Weinstock, O.D. as sole stockholder. Following the acquisition, Cambridge Eye entered into a management services contract with Optometric Providers, Inc. ("Optometric Providers"), a corporation established to employ the optometrists previously employed by the acquired company.

  Effective July 1, 1995, the Company acquired the assets of Douglas Vision World, Inc. ("Vision World"), a company which, at December 31, 1997, operated eight primary eye care centers in Rhode Island. The assets and liabilities of Vision World were acquired from a company by the same name (Douglas Vision World, Inc.) owned by Kathleen Haronian, Lynn Haronian and Shirley Santoro. Following the acquisition Vision World entered into a management services contract with Optometric Care, Inc. ("Optometric Care"), a professional corporation established to employ the optometrists previously affiliated with the acquired company.

  Effective July 1, 1996, the Company acquired the assets and liabilities of three companies, The E.B. Brown Optical Company, Brown Optical Laboratories, Inc. and E.B. Brown Opticians, Inc. ("E.B. Brown"), all owned by Gordon and Evelyn Safran. At December 31, 1997 E.B. Brown operated collectively 39 eye care centers in Ohio and western Pennsylvania. Independent optometrists maintain offices at 28 of the E.B.Brown eye care centers; therefore, the Company does not record revenue from the provision of vision related medical services at these locations. The Company may add optometrists to the staffs of several of its eye care centers in Ohio and Pennsylvania. To accomplish this, it may be necessary to enter into management services contracts with professional corporations established to employ such optometrists.

  Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd., (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a Vision Plaza)("Vision Plaza") At December 31, 1997 Vision Plaza operated 14 primary eye care centers and three specialty eyewear centers in Louisiana and Mississippi. Following the acquisition, Vision Plaza entered into a management services contract with Dr. John Musselman, A Professional Corporation ("Musselman"), a corporation established to employ the optometrists previously employed by the acquired company.

  The Company has an acquisition strategy to acquire and integrate the assets of multi-site eye care centers and the practices of eye care professionals and to employ or enter into management services contracts with these professionals. This strategy includes both expanding existing regional markets and entering new regional markets. The Company will also target acquisitions in strategic markets that will serve as platforms from which the Company can consolidate a given service area by making and integrating additional "in-market" acquisitions.

  In assessing potential acquisition candidates, the Company evaluates qualitative issues such as the reputation of the eye care professional in the local and national marketplace, the training and education of the eye care professional, licensure and experience, Medicare and Medicaid compliance, billing practices and operating history. Prior to entering any market, the Company considers such factors as the local level of eye care competition, networking and consolidation activity, the regulatory environment, customer-provider ratios and the economic condition of the local market. The Company from time to time also considers acquisitions of, or affiliations with, ambulatory surgical centers, specialty eye hospitals and other complementary practices and services that are consistent with its objective of being a leading integrated provider of eye care products and services in select, regional markets.

Current Operations

Eye Care Centers

  The Company's 86 eye care centers are located in major shopping malls, strip shopping centers, and free-standing buildings and generally are clustered within discrete market areas so as to maximize the benefit of advertising strategies and to minimize the cost of supervising operations. The Company's centers in Massachusetts, Rhode Island, Ohio and Louisiana are leading providers of prescription and non-prescription eye care products and services in those markets. In addition, the Company's eye care centers in New Hampshire, Pennsylvania and Mississippi are leading providers in their local markets.

  The Company's eye care centers range in size and are substantially similar in appearance within each region. The eye care centers are operated under certain uniform standards and operating procedures. Each eye care center carries a selection of eyeglass frames, ranging in price from value models to designer collections. Lens and frame selections include a variety of materials and styles. The Company continually analyzes sales of its frames to keep its eye care centers stocked with a wide selection of the latest in eyewear fashion and a proper assortment of styles, colors, and sizes. In addition to prescription eyewear, each eye care center also carries fashion sunglasses and eyewear accessories. E.B. Brown's eye care centers also offer hearing aids and audiology goods and services which are provided by audiologists who service many of E.B. Brown's centers on a rotating schedule.

  Each eye care center in Massachusetts, New Hampshire, Rhode Island, Louisiana and Mississippi is staffed by one or more licensed optometrists, a manager and a number of trained eye care technicians and/or licensed opticians. The Company intends to continue to add optometrists to several of its eye care centers in Ohio and Pennsylvania.

Centralized Optical Laboratories and Distribution Centers

  To meet the volume needs of the eye care centers for certain prescription eyeglass lenses and the delivery needs of each center's customers, the Company operates three regional optical laboratories and distribution centers. The regional optical laboratories provide complete laboratory services to the Company's eye care centers, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution centers provide and maintain an inventory of all accessories and supplies necessary to operate the primary eye care centers in their regions, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. The Company is not dependent on any one supplier. Management believes that the regional optical laboratories and distribution centers have the capacity to accommodate additional multi-site eye care centers.

  In February, 1997 the Company discontinued the operations of an optical laboratory and distribution facility operated by E.B. Brown in Cleveland, Ohio, and consolidated its operations with those at its Holliston, Massachusetts facility. In August, 1997 the Company elected to re-open a smaller version of the Cleveland facility to improve the quality and timeliness of product delivery. As the Company grows, it may elect to expand or contract the operations of any or all of its optical laboratories and distribution centers based on the needs of the Company at that time.

Management Information and Financial Systems

  In 1996 the Company selected a vendor and began the development, testing and installation of new software associated with a new point of sale system and perpetual inventory system for its primary eye care centers, regional optical laboratories and distribution centers. By late 1997 the Company, after testing the software system in selected eye care centers, elected to utilize an alternative software system vendor whose product is better suited to the needs of the Company. As a result, the Company wrote down the capitalized costs associated with the original point of sale system. The Company believes that the new system will facilitate the processing of customer sales information and replenishment of inventory by passing such information, including customer specific orders, to the Company's home office, and its regional optical laboratories and distribution centers for further processing.

Managed Primary Eye Care

  To address the expanding enrollment of customers in managed primary eye care programs and the resulting customer flow to designated providers of these managed primary eye care services, in 1997 the Company created its SightCare program. SightCare is responsible for developing programs for third party payors, securing new contracts for providing managed primary eye care services, and ensuring the consistency and quality of managed primary eye care products and services delivered by the Company.

  As of December 31, 1997, the Company provided managed primary eye care benefits to numerous organizations in New England, including private companies, unions and leading health maintenance organizations. The Company began offering the SightCare program in its Ohio, western Pennsylvania and Louisiana markets in late 1997. The Company believes that its buying power, regional laboratories, in-center optometrists, and broad outreach within its markets, enable it to deliver consistent, quality eyewear and primary eye care at competitive prices, thereby positioning the Company to achieve a leadership position in managed primary eye care in its markets.

Management Services Contracts

  Many states have laws which prohibit or restrict the practice of optometry by non-licensed persons or entities. See "Government Regulations". In states which allow the Company to employ optometrists and ophthalmologists, the Company plans on providing professional services directly. Otherwise, the Company will enter into management services contracts with optometrists, ophthalmologists and/or professional corporations which will provide the professional eye care services. The Company's wholly owned subsidiaries, Cambridge Eye, Vision World, and Vision Plaza each entered into a management services contract with Optometric Providers, Optometric Care, and Musselman (collectively the "PCs"), respectively. Accordingly, Cambridge Eye operates as the management service organization ("MSO") for Optometric Providers, Vision World operates as the MSO for Optometric Care, and Vision Plaza operates as the MSO for Musselman. Cambridge Eye, Vision World, and Vision Plaza, as MSOs, have exclusive decision making authority for the ongoing major operations of the PCs, with the exception of the provision of professional eye care services. Pursuant to these management service contracts, the Company, among other things, (i) acts as the exclusive financial manager, business manager and administrator of all business and administrative functions and services associated with the provision of the professional services, (ii) orders and purchases all professional and office inventory and supplies and arranges for the availability of the same, (iii) maintains files and records, (iv) provides or arranges for the provision of technical and ancillary service and support personnel, (v) establishes, operates and maintains bookkeeping, payroll, accounting, billing and collection systems, (vi) renders advice concerning the marketing of services, (vii) develops and administers benefit plans for the professionals and (viii) renders such other business and financial management, consultation and advice as may reasonably be needed from time to time by the practice in connection with its provision of professional services. As a result, the Company is involved in the daily on-site financial and administrative management of these optometric practices. The Company's goals in providing such services are to (i) improve the performance of these optometric practices in these non-professional activities, (ii) allow the optometrists employed by or associated with these practices to more fully dedicate their time and efforts toward their professional practice activities, and (iii) afford the Company expanded service capabilities, and, for itself and on behalf of the optometric practices, capitalize on opportunities for contracting with third party payors and their intermediaries, including managed care providers. The management fees payable to the Company by the affiliated practices under the management services contracts vary based on the cost, nature and amount of services provided, and may be adjustable or subject to renegotiation from time to time. Management fees payable under existing and future contracts are subject to the requirements of applicable laws, rules and regulations and negotiations with individual professional practices.

  Under the management services contracts, the affiliated practices retain the responsibility for, among other things, (i) hiring and compensating professionals, (ii) ensuring that professionals have the required licenses, credentials, approvals and other certifications needed to perform their duties and (iii) complying with applicable federal and state laws, rules and regulations. In addition, the affiliated practices exclusively control all aspects of professional practice and the delivery of professional services. In connection with each management services contract, the Company also enters into a Stock Pledge Agreement (a "Pledge Agreement") with the shareholder of the relevant PC, pursuant to which the shareholder pledges the PC shares to the Company to secure the obligations under the Pledge Agreement. Pursuant to the terms of the Pledge Agreement, the Company may, in certain circumstances, including termination of the shareholder's employment by the Company, effect a substitution of shareholders by designating a qualified person to serve as the new shareholder.

Laser Vision Correction Services

  At December 31, 1997 the Company operated four laser vision correction ("LVC") centers in association with selected ophthalmic surgical providers. By affiliating with the Company, these LVC surgical providers benefit by having a convenient way of participating in LVC without incurring substantial capital expenditures or the risk of technological obsolescence. The LVC surgical providers also benefit from the Company's ability to acquire, counsel and refer customers for LVC services through its primary eye care centers.

  LVC centers are established in compliance with applicable law and pursuant to a written LVC center agreement between the Company and the provider. The Company's obligations pursuant to such agreements typically include: furnishing the laser system to be used for the delivery of LVC, therapeutic and related eye care services at the LVC center; maintenance, repairs and upgrades to the laser system; and certain training and oversight of medical, technical and administrative personnel involved in the delivery of services at the center.
The providers' responsibilities pursuant to such agreements typically include: providing ophthalmologists to perform the LVC, therapeutic and related eye care services to patients at the LVC center, including performing LVC on qualified customers originated through the Company's marketing efforts; furnishing suitable space and certain ancillary equipment, furniture and supplies for the LVC center's operations; and providing administrative, nursing and technical support for the LVC center.

  The LVC center agreements also generally provide for the Company to pay the providers for certain services associated with each LVC procedure performed by the provider on a customer generated through the Company's marketing efforts. In addition, the provider pays the Company an access fee for use of the laser system to perform LVC or therapeutic procedures on patients generated by such provider. Community-based ophthalmologists who access the LVC center pay the Company an access fee for use of the laser.

  In 1997 the Company sold 12 of the excimer laser systems which it owned, reducing the number of operating systems in place at the end of the year to four. In early 1998 the Company sold one additional excimer laser, reducing the number of lasers it now owns to three, all of which operate in New England and primarily service customers referred from the Company's primary eye care centers. In markets outside New England, the Company believes it can negotiate contracts with excimer laser owners and operators who can offer LVC services at favorable terms for the Company's customers.

Marketing and Merchandising

  The Company's marketing and merchandising strategy focuses on the following key concepts: (i) selling quality, brand name and private-label eyewear at competitive prices, (ii) offering a wide selection of eyewear products, (iii) offering convenient locations and hours, and in-house optometric examinations by licensed optometrists, (iv) using a variety of media, such as radio, newspaper, direct mail, television and yellow pages advertising, to differentiate it from competitors and to create general consumer awareness and traffic in its eye care centers and (v) providing knowledgeable and personalized customer service. The Company makes use of various tools to market its products and services:

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

    In-center Marketing. The Company prepares and revises point-of-purchase displays which convey promotional messages to customers upon arriving at its centers. Visual merchandising techniques, educational videotapes, and take-home brochures are employed to draw attention to products displayed in the eye care centers.

    Quarterly Catalogs. The Company mails a quarterly catalog to customers in New England who are in its marketing database. This database consist of individuals who have utilized the services of the Company and over the last several years. The catalog includes educational, promotional and marketing information about the Company's products and services, including LVC. The Company is exploring the feasibility of expanding this program to its customers in Ohio, Pennsylvania, Louisiana and Mississippi in the coming year.

  The Company markets its comprehensive and competitively priced primary eye care programs to leading HMOs, insurance companies and other third party payors in the Company's regional markets. The Company's marketing strategy towards these organizations stresses its regional coverage, its complete range of eye care products and services and its commitment to quality and service. In 1997 the Company introduced its new SightCare programs in New England. Through these programs the Company has sought to upgrade its managed care product offerings and simplify the administration of such programs in order to allow it to compete more effectively for managed care contracts. The Company intends to offer its SightCare programs in all of its markets.

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

  The optical industry is highly competitive and includes chains of retail optical stores, multi-site eye care centers, and a large number of individual opticians, optometrists, and ophthalmologists who provide professional services and/or dispense prescription eyewear. Optical retailers generally serve individual, local or regional markets, and, as a result, competition is fragmented and varies substantially among locations and geographic areas. The Company believes that the principal competitive factors affecting retailers of prescription eyewear are location and convenience, quality and consistency of product and service, price, product warranties, and a broad selection of merchandise, and that it competes favorably in each of these respects.

  The Company and its affiliated practices compete with other providers for managed primary eye care contracts. The Company believes that trends toward managed primary eye care have resulted in increased competition for such contracts.

  Competition in providing LVC comes from entities similar to the Company and from hospitals, hospital-affiliated group entities, physician group practices and private ophthalmologists that, in order to offer LVC to existing patients, purchase refractive lasers. Suppliers of conventional vision correction alternatives (eyeglasses and contact lenses), such as optometric chains, may also compete with the Company by purchasing laser systems and training personnel to offer LVC to their customers. Competition to provide LVC may lead to lower prices for LVC, as has happened in some countries where the treatment has been available for several years.

Government Regulation

  The Company and its operations are subject to extensive federal, state and local laws, rules and regulations affecting the healthcare industry and the delivery of healthcare, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting control over optometrists or physicians in the practice of optometry by parties not licensed to practice optometry or medicine, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited. The Company attempts to structure all of its operations so as to comply with the relevant state statutes and regulations. The Company believes that its operations and planned activities do not violate any applicable medical practice, optometry practice, fee-splitting or other laws identified above. Laws and regulations relating to the practice of medicine, the practice of optometry, fee-splitting or similar laws vary widely from state to state and seldom are interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as those of the Company. There can be no assurance that courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that the Company or certain transaction in which it is involved are in violation of such laws and regulations. In addition, there can be no assurance that future interpretations of such laws and regulations will not require structural and organizational modifications of the Company's business.

     Services that are reimbursed by third party payors may be subject to provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who solicit, receive, or pay any remuneration, whether directly or indirectly, in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or other specified federal or state programs, or, in some states, private payors. The federal government has promulgated regulations that create exceptions or "safe harbors" for certain business transactions. Transactions that are structured in accordance with such safe harbors will not be subject to prosecution under federal law. In order to obtain safe harbor protection, the business arrangement must satisfy each and every requirement of the applicable safe harbor(s). Business relationships that do not satisfy each element of a safe harbor do not necessarily violate the anti-kickback statute but may be subject to greater scrutiny by enforcement agencies. Many state anti-kickback statutes do not include safe harbors and some state anti-kickback statutes apply to all third party payors. The Company is concerned about federal and state anti-kickback statutes only to the extent that it provides healthcare services that are reimbursed by federal, state and in some states, private third party payors. The Company believes its business relationships and operations are in material compliance with applicable laws. Nevertheless, there can be no assurance that the Company will not be required to change its practices or experience a material adverse effect as a result of a challenge by federal or state enforcement authorities under the foregoing statutes.

  Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective December 31, 1994, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include prosthetic devices, which under applicable regulations and interpretations include one pair of eyeglasses or contact lenses furnished after cataract surgery and intraocular lenses provided at ambulatory surgery centers. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company's current business is not governed by Stark I or II. To the extent the Company or any affiliated practice is deemed to be subject to the prohibitions contained in Stark II for services, the Company believes its activities fall within the permissible activities defined in Stark II, including, but not limited to, the provision of in-office ancillary services.

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

Proprietary Property

  The Company has no patents or registered copyrights. The Company does have various registered trademarks in the U.S., including "Sight Resource", "Cambridge Eye Doctors", "E.B. Brown Opticians", "Vision Plaza" and "SightCare".

Employees

  As of December 31, 1997, the Company had 596 employees. The Company intends to hire additional key personnel it believes will be required for advancement and expansion of the Company's activities.

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

  There are a number of risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Such significant risks and uncertainties include but are not limited to:

  1. The Company has a limited operating history, entering the laser vision correction market in 1993 and the primary eye care industry in 1995.

  2. The Company has a history of operating losses, has not yet demonstrated sustained profitability and may continue to incur significant operating losses for the foreseeable future.

  3. The primary eye care market and laser vision correction market are highly competitive. The Company's current and potential competitors include many larger companies with substantially greater financial, operating, marketing and support resources than the Company.

  4. There can be no assurance that attractive acquisition candidates, or the financing necessary for any such acquisitions, will be available to the Company.

  5. There can be no assurance that the Company will be able to realize any operating efficiencies from the purchase and consolidation of primary eye care centers or optical chains.

  6. There can be no assurance that the Company will acquire new managed primary eye care contracts or that existing contracts will be expanded in any meaningful way.

  7. The Company and its operations are subject to extensive federal, state and local regulation, which could materially affect the Company's operations.

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

Item 2.    DESCRIPTION OF PROPERTIES

  The Company leases space for 79 of the Company's eye care centers (which range in size from approximately 1,100 to 6,300 square feet), under operating leases, which expire as follows, exclusive of renewal options.

Year                                                   Number of leases expiring
----                                                   -------------------------
1998                                                               12
1999                                                               12
2000                                                               15
2001                                                               15
2002                                                               11
2003 and thereafter                                                14

  In addition, the Company is currently in lease negotiations or is an at will tenant for 5 eye care centers.

  The Company's corporate headquarters, centralized optical laboratory and distribution center occupy approximately 22,000 square feet of space leased in an industrial complex in Holliston, Massachusetts pursuant to a lease which expires in 1998. In addition, the Company leased approximately 5,400 square feet of space located at 67 South Bedford Street, Burlington, Massachusetts 01803 pursuant to a lease which expired in January 1998. The Company believes that its facilities are adequate for its present needs and that suitable space will be available to the Company upon commercially reasonable terms to accommodate its future needs.

Item 3.    LEGAL PROCEEDINGS

  From time to time the Company's subsidiaries may be defendants in certain lawsuits alleging various claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of existing claims should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition.

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

  None.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Company's Common Equity

  The Company's Common Stock began trading on NASDAQ on March 31, 1993 under the symbol "VISN". The Company also issued Warrants which began trading on NASDAQ on August 25, 1994 under the symbol "VISNZ". The following table sets forth for the periods indicated, the high and low sales prices for the Common Stock and Warrants as reported by NASDAQ:


                   Common Stock      Warrants
                   ------------      --------
                   High    Low       High      Low
                   ----    ---       ----      ---
1997:
First Quarter      5 1/2   3 3/4     1 7/8    1 1/8
Second Quarter     5 1/16  3 3/8     1 7/8      7/8
Third Quarter      6 3/8   3 7/8     1 29/32  1 1/16
Fourth Quarter     5 3 /4  3 3/8     1 3/4    1 1/8

1996:
First Quarter         11   7 7/8     5 1/4    2 15/16
Second Quarter     9 1/8   6 1/2     4        2 11/16
Third Quarter      7 1/8   4 3/4     3 5/16   2 3/16
Fourth Quarter     6 3/4   4 1/2     2 7/8    1 1/8


  The Common Stock and Warrants have been quoted on the NASDAQ-National Market System ("NASDAQ-NMS") since August 25, 1994. Prior to that time, the Common Stock was quoted on the NASDAQ-small cap market.

  The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company. As of March 20, 1998, there were 270 and 20 holders of record of the Company's Common Stock and Warrants, respectively. There are approximately 3,800 beneficial owners of the Company's Common Stock.

Item 6.   SELECTED FINANCIAL DATA

(In thousands, except per share amounts)


Year ended December 31            1997 (1,2,3)   1996 (3,4)   1995 (5)     1994      1993
-----------------------------------------------------------------------------------------

Statement of Operations Data:
Net revenues                     $     44,576   $   29,987   $ 18,240   $   529   $   155
Net loss                               (2,004)      (5,850)    (4,888)   (2,945)   (1,530)
Net loss per common share               (0.46)       (0.78)     (0.89)    (0.94)    (0.74)
Weighted average number of
   common shares outstanding            8,669        7,523      5,488     3,122     2,057

Balance Sheet Data:
Working capital (deficiency)     $      4,243   $    7,774   $  5,325   $ 9,787   $  (690)
Total assets                           34,507       31,430     23,249    13,911     5,210
Non-current liabilities                   101        1,876      1,703         -         -
Redeemables Convertible
 Preferred Stock                        6,535            -          -         -         -

Stockholders' equity                   19,446       22,766     16,445    13,364     3,419

1. Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a/ Vision Plaza) ("Vision Plaza") At December 31, 1997 Vision Plaza operated 14 primary eye care centers and three specialty eyewear centers in Louisiana and Mississippi. Following the acquisition, Vision Plaza entered into a management services contract with Dr. John Musselman, A Professional Corporation ("Musselman"), a corporation established to employ the optometrists previously employed by the acquired company.

2. The net loss per share in 1997 includes a $1,953,000 dividend to the preferred stock holders as discussed in Note 8 of the Notes To Consolidated Financial Statements.

3. Includes a provision for write down of software development costs and store closings of $510,000 in 1997 and impairment of ophthalmic equipment of $2,622,000 in 1996.

4. Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. and acquired by merger E.B. Brown Opticians, Inc. (collectively "E.B. Brown"). At December 31, 1997, E.B. Brown operated 39 eye care centers located throughout Ohio and western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders.

5. Effective January 1, 1995 and July 1, 1995 the Company purchased substantially all the assets of Cambridge Eye Associates, Inc. and Douglas Vision World, Inc. respectively. At December 31, 1997, these companies combined had a practice of 30 optometric offices throughout New England providing comprehensive vision care services to residents of this region.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

  Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of December 31, 1997 the Company's operations consisted of 86 eye care centers, with three regional optical laboratories and distribution centers, making it one of the twenty largest providers in the United States' primary eye care industry. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Vision Plaza and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services. In addition, as of December 31, 1997 the Company operated four laser vision correction ("LVC") centers.

  The Company operates three regional optical laboratories and distribution centers. The regional optical laboratories provide complete laboratory services to the Company's eye care centers, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution centers provide and maintain an inventory of all accessories and supplies necessary to operate the primary eye care centers in their regions, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. Management believes that the regional optical laboratories and distribution centers have the capacity to accommodate additional multi-site eye care centers.

  Based on review to date, the Company does not believe that the impact of any Year 2000 issue will be material, because its principal information systems appear to correctly define the year 2000 and only the Company's point of sale system needs to be made Year 2000 compliant. The Company expects to complete such compliance as part of the installation of a new point of sale system which is scheduled to be completed during 1998.

Results of Operations
1997 as compared with 1996

Revenue. The Company generated net revenue of approximately $44.6 million during the year ended December 31, 1997 from the operation of its 86 eye care centers and four laser vision correction centers in the United States as compared to net revenue of approximately $30.0 million from the operation of its 72 eye care centers and ten laser vision correction centers in the United States for the same period in 1996. Of the $14.6 million (or 48.7%) increase in net revenue for the year ended December 31, 1997 as compared to the year ended December 31, 1996, $5.7 million (or 19.0%) relates to the additional 17 eye care centers acquired effective July 1, 1997. The remaining increase of $8.9 million (or 29.7%) relates primarily to recognition of a full year of revenue from the E.B. Brown acquisition.

Cost of Revenue. Cost of revenue decreased as a percentage of net revenue from 39.5% (approximately $11.8 million) for the year ended December 31, 1996, to 36.1% (approximately $16.1 million) for the year ended December 31, 1997. The decrease as a percentage of net revenue is primarily due to increased LVC procedure volume which covered more of the fixed cost components of cost of goods sold, and an increase in eyeglass sales as a percentage of total sales. Cost of revenue for the years ended December 31, 1997 and 1996 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

  In February, 1997 the Company discontinued the operations of an optical laboratory and distribution facility operated by E.B. Brown in Cleveland, Ohio, and consolidated its operations with those at its Holliston,

Massachusetts facility in order to reduce the cost of revenue. In August, 1997 the Company elected to re-open a smaller version of the Cleveland facility to improve the quality and timeliness of product delivery. As the Company grows, it may elect to expand or contract the operations of any or all of its optical laboratories and distribution centers based on the needs of the Company at that time.

Selling, General and Administration Expenses. Selling, general and administration expenses were approximately $30.7 million and $21.6 million for the years ended December 31, 1997 and 1996, respectively. The increase primarily relates to payroll and facility costs incurred in operating the additional 17 eye care centers acquired effective July 1, 1997 and a full year of operations from the E.B. Brown acquisition. Selling, general and administrative expenses, as a percentage of net revenue, declined from 72.1% for the year ended December 31, 1996, to 68.9% for the year ended December 31, 1997. This decrease is a result of operating efficiencies which the Company has begun to realize from the acquisition and expansion of multi-site eye care centers and an increase in LVC revenue.

Provision for Store Closings. The Company had a $110,000 provision for store closings in 1997. No similar closings were provided for in 1996.

Provision for Write Down of Software Development Costs. In 1996 the Company selected a vendor and began the testing and installation of software associated with a new point of sale system and perpetual inventory system for its primary eye care centers, regional optical laboratories and distribution centers. By late 1997 the Company, after testing the software system in selected eye care centers, elected to utilize an alternative software vendor whose product is better suited to the needs of the Company. As a result, the Company wrote down $400,000 of capitalized costs associated with the original point of sale system. The Company believes that the new system will facilitate the processing of customer sales information and replenishment of inventory by passing such information, including customer specific orders, to the Company's home office, and its regional optical laboratories and distribution centers for further processing.

Impairment of Ophthalmic Equipment. During the fourth quarter of 1996 the Company recognized a $2.6 million write down due to impairment of ophthalmic equipment. Operating losses sustained during 1996 from the operation of this equipment coupled with anticipated future operating losses over the remaining depreciable life of the equipment, which were based upon operating history and a recent industry report indicating a slower than expected growth in LVC, resulted in the Company's decision to recognize the impairment in the fourth quarter 1996. The fair value of the equipment is based upon recent publications in ophthalmic trade journals, offers from third parties, as well as recent sales of similar equipment. Since the Company has no other significant tangible or intangible assets associated with LVC, the Company believes the impairment relates only to ophthalmic equipment.

Other Income and Expenses. Interest income totaled approximately $360,000 and $499,000 for the years ended December 31, 1997 and 1996, respectively. This decrease resulted from the investment of a lower average cash and cash equivalents balance during 1997 as compared to 1996. Interest expense increased from approximately $248,000 to $344,000 for the years ended December 31, 1996 and 1997, respectively. This increase is associated with a higher average balance of debt outstanding during 1997 as compared to 1996. The sale of certain ophthalmic equipment during 1997 generated a gain of approximately $738,000. In 1997 the Company sold 12 of the excimer laser systems which it owned, reducing the number of operating systems in place at the end of the year to four. In early 1998 the Company sold one additional excimer laser, reducing the number of lasers it now owns to three, all of which operate in New England and primarily service customers referred from the Company's primary eye care centers. In markets outside New England, the Company believes it can negotiate contracts with excimer laser owners and operators who will provide LVC services at favorable terms for the Company's customers.

Net Loss. The Company realized a net loss of approximately $2.0 million ($0.46 per share, including the $1,953,000 dividend to the preferred stock holders as discussed in Note 8 of the Notes To Consolidated Financial Statements) and $5.9 million ($0.78 per share) for the years ended December 31, 1997 and 1996, respectively. The decrease in net loss is attributable to the increased income generated by a full year of operations from the E. B. Brown acquisition in 1996, the additional 17 eye centers acquired effective July 1, 1997, the gain on sale of excimer laser systems of $738,000, and the $2.6 million impairment of ophthalmic equipment recognized in 1996.

1996 as compared with 1995

Revenue. The Company generated net revenue of approximately $30.0 million during the year ended December 31, 1996, from the operation of its 72 eye care centers and ten laser vision correction centers in the United States as compared to net revenue of approximately $18.2 million from its 29 eye care centers and its network of laser vision correction centers in the United Kingdom ("UK") for the same period in 1995. Of the $11.8 million (or 64.8%) increase in net revenue for the year ended December 31, 1996 as compared to the year ended December 31, 1995, $7.4 million (or 40.7%) relates to the additional 42 eye care centers acquired effective July 1, 1996. The remaining increase of $4.4 million (or 24.2%) relates to a full year of revenue from the Vision World acquisition as well as the Company's first full year of LVC services in the U.S.

Cost of Revenue. Cost of revenue decreased as a percentage of net revenue from 44.7% (approximately $8.1 million) for the year ended December 31, 1995, to 39.5% (approximately $11.8 million) for the year ended December 31, 1996. The decrease as a percentage of net revenue is attributable to an increase in LVC procedures as well as manufacturing efficiencies realized at the Company's central lab. Cost of revenue for the years ended December 31, 1996 and 1995 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

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

Net Loss. The Company realized a net loss of approximately $5.9 million ($0.78 per share) and $4.9 million ($0.89 per share) for the years ended December 31, 1996 and 1995, respectively. The increase in net loss is primarily attributable to the $2.6 million impairment of ophthalmic equipment recognized in the fourth quarter of 1996 offset in part by an increase in volume of laser vision correction services as well as six months of operations of the 42 eye care centers acquired effective July 1, 1996.

Liquidity and Capital Resources

  At December 31, 1997, the Company had approximately $6.0 million in cash and cash equivalents and working capital of approximately $4.2 million in comparison to approximately $9.9 million in cash and cash equivalents and working capital of approximately $7.8 million as of December 31, 1996.

  In 1997, the Company issued 1,452,119 shares of Series B Convertible Preferred Stock and warrants to purchase common stock to investment affiliates of The Carlyle Group for net proceeds of approximately $4.5 million. The Company anticipates using the net proceeds for working capital and other general corporate purposes, including acquisitions.

  Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a Vision Plaza) ("Vision Plaza"). The purchase price paid in connection with this acquisition was $2.0 million of cash on hand and the assumption and payment of notes payable outstanding as of July 1, 1997 of approximately $800,000. Vision Plaza operated 17 eye care centers in Southeast Louisiana and Mississippi. The acquisition was accounted for using the purchase method of accounting.

  As of December 31, 1997, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                  Potential proceeds
--------------------------------------------------         --------------------

Warrants                                2,472,100                  $14,800,000
Class A Warrants                           85,000                      500,000
Class II Warrants                         290,424                    2,032,968
Unit Purchase Options                     215,000                    3,700,000
IPO Representative Warrants                85,000                    1,300,000
Creditanstalt Warrants                    150,000                      694,000
Representative Warrants                   170,000                    1,400,000
                                                                   $24,426,968
                                                           ====================


  The Company also has 842,294 Class I Warrants. The Class I Warrants entitle the holders to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these warrants cannot be estimated at this time.

  There can be no assurance that the Company will obtain any of the proceeds from the exercise of the above securities.

  On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow up to $5.0 million on a term loan basis and up to $5.0 million on a revolving credit basis, subject to certain performance criteria. Such certain performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to EBITDA ratios, current ratio of 1:1 and minimum net worth ratios. The term loan facility bears interest at the bank's prime rate plus 1.5% or LIBOR plus 3% at the Company's election, and the revolving credit facility bears interest at the bank's prime rate plus 1.25% or LIBOR plus 2.75% at the Company's election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. Amounts borrowed under the Agreement have been and will continue to be used to refinance existing debt, finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the Company's common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003.

  As of December 31, 1997, there were no amounts outstanding under the Agreement and the Company was not in compliance with certain of its financial covenants. The Company obtained a waiver from the bank for noncompliance with these covenants.

  The Company has an acquisition strategy to acquire and integrate the assets of multi-site eye care centers and the practices of eye care professionals and to employ or enter into management services contracts with these professionals. This strategy includes both expanding existing regional markets and entering new regional markets. The Company will also target acquisitions in strategic markets that will serve as platforms from which the Company can consolidate a given service area by making and integrating additional "in-market" acquisitions. The Company is currently evaluating potential acquisition candidates. Without additional funding, the Company's rate of acquisition and size of acquisition could be limited.

  The Company anticipates that its working capital and sources of capital, such as the existing credit facility, will be adequate to fund the Company's currently proposed operating activities for at least the next twelve months.
The Company anticipates using financing vehicles such as bank debt, leasing, and other sources of funding, such as additional equity offerings, to achieve its business plan, including the acquisition of eye care centers.

Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the Consolidated Financial Statements of the Company.

  In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the Company's results of operations. The Company is in the process of determining the impact of SFAS 131 on its footnote disclosures.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Sight Resource Corporation:



  We have audited the consolidated balance sheets of Sight Resource Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sight Resource Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP

Boston, Massachusetts
February 27, 1998

                           SIGHT RESOURCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

December 31                                                         1997         1996
-------------------------------------------------------------------------------------
(in thousands except for share amounts)
                           ASSETS

Current assets:
  Cash and cash equivalents                                     $  6,076     $  9,924
  Accounts receivable, net of allowance of $478 and $353,
   respectively                                                    1,781        1,405
  Inventories                                                      4,434        2,489
  Prepaid expenses and other current assets                          377          286
  Assets held for sale (note 3)                                        -          458
                                                                --------     --------
          Total current assets                                    12,668       14,562
                                                                --------     --------
Property and equipment, net (note 3)                               5,664        4,935
                                                                --------     --------
Other assets:
  Intangible assets (note 4)                                      14,898       11,768
  Other assets (note 13)                                           1,277          165
                                                                --------     --------
          Total other assets                                      16,175       11,933
                                                                --------     --------
                                                                $ 34,507     $ 31,430
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving note payable (note 6)                               $      -     $    475
  Current portion of long term debt (note 6)                       1,000          800
  Accounts payable                                                 1,797        1,843
  Accrued expenses (note 5)                                        5,628        3,670
                                                                --------     --------
          Total current liabilities                                8,425        6,788
                                                                --------     --------
Non-current liabilities:
  Long term debt, less current maturities (note 6)                     -        1,600
  Other liabilities                                                  101          276
                                                                --------     --------
          Total non-current liabilities                              101        1,876
                                                                --------     --------

Commitments (note 7)
 Redeemable, convertible preferred stock
   1,452,119 shares issued (note 8)                                6,535            -
                                                                --------     --------
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 5,000,000
   shares; no shares issued and outstanding                            -            -
  Common stock, $.01 par value. Authorized 20,000,000
   shares; issued 8,787,100 and 8,648,768 shares in
   1997 and 1996, respectively                                        88           86
  Additional paid-in capital                                      36,329       37,510
  Common stock issuable, 71,181 shares in 1997 and 1996
   (note 1(b))                                                       432          432
  Treasury stock at cost (30,600 shares in 1997)                    (137)           -
  Accumulated deficit                                            (17,266)     (15,262)
                                                                --------     --------
          Total stockholders' equity                              19,446       22,766
                                                                --------     --------
                                                                $ 34,507     $ 31,430
                                                                ========     ========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31                                  1997          1996          1995
-----------------------------------------------------------------------------------------
(in thousands except for per share amounts)
Net revenue                                         $  44,576     $  29,987     $  18,240
Cost of revenue                                        16,096        11,841         8,147
                                                    ---------     ---------     ---------
        Gross margin                                   28,480        18,146        10,093

Selling, general and administrative expense            30,703        21,600        15,265
Provision for store closings                              110             -             -
Provision for write down of software                      400             -             -
  development costs
Impairment of ophthalmic equipment (note 3)                 -         2,622             -
                                                    ---------     ---------     ---------
  Total operating expenses                             31,213        24,222        15,265
                                                    ---------     ---------     ---------

      Loss from operations                             (2,733)       (6,076)       (5,172)
                                                    ---------     ---------     ---------
Other income (expense):
  Interest income                                         360           499           387
  Interest expense                                       (344)         (248)         (253)
  Gain on sale of ophthalmic equipment                    738             -             -
  Other                                                     -             -           150
                                                    ---------     ---------     ---------
          Total other income                              754           251           284
                                                    ---------     ---------     ---------

      Loss before income tax expense                   (1,979)       (5,825)       (4,888)

Income tax expense                                         25            25             -
                                                    ---------     ---------     ---------

          Net loss                                    ($2,004)      ($5,850)      ($4,888)
                                                    =========     =========     =========

Dividends on redeemable convertible
  preferred stock (see note 8)                        1,953               -             -
                                                    =========     =========     =========

Basic and Diluted loss per common share and            ($0.46)       ($0.78)       ($0.89)
  potential common share (see note 2)
                                                    =========     =========     =========
Weighted average number of common shares
  outstanding                                           8,669         7,523         5,488
                                                    =========     =========     =========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------
(in thousands)

                                          Common Stock   Additional               Common   Cumulative                Total
                                                  Par     Paid-in   Accumulated   Stock    Translation  Treasury  Stockholders
                                         Shares  Value    Capital     Deficit    Issuable  Adjustment    Stock       Equity
                                         -------------------------------------------------------------------------------------

Balance, December 31, 1994                4,770    $48    $17,636   ($ 4,524)        $  -       $ 204          -       $13,364
Issuance of common stock for
 acquisitions                               556      6      1,721          -            -           -          -         1,727
Issuance of common stock for equipment
 and other                                   64      -        206          -            -           -          -           206

Proceeds from exercise of warrants
 (note 9)                                   955      9      6,221          -            -           -          -         6,230

Proceeds from exercise of stock
 options                                      2      -         10          -            -           -          -            10
Net loss                                      -      -          -     (4,888)           -           -          -        (4,888)
Cumulative translation adjustment             -      -          -          -            -        (204)         -          (204)
                                         ------   ----   --------  ---------        -----       -----     ------      --------

Balance, December 31, 1995                6,347     63     25,794     (9,412)           -           -          -        16,445
Proceeds from exercise of warrants            -      -          1          -            -           -          -             1
Proceeds from public offering, net of                                                               -          -
 offering costs                           1,775     18      9,816          -            -                                9,834
Issuance of common stock for                522      5      1,896          -          432           -          -         2,333
 acquisitions
Proceeds from exercise of stock options       5      -          3          -            -           -          -             3
Net loss                                      -      -          -     (5,850)           -           -          -        (5,850)
                                         ------   ----   --------  ---------        -----       -----     ------      --------

Balance, December 31, 1996                8,649     86     37,510    (15,262)         432           -          -        22,766
Exercise of stock options (notes 9 and      138      2        592          -            -           -          -           594
 13)
Acquisition of treasury stock (note 9)      (31)     -          -          -            -           -       (137)         (137)
Dividend to preferred shareholders            -      -     (1,953)         -            -           -          -        (1,953)
 (note 8)
Issuance of warrants under Credit             -      -        180          -            -           -          -           180
 Agreement (note 6)
Net loss                                      -      -          -     (2,004)           -           -          -        (2,004)
                                         ------   ----   --------  ---------        -----       -----     ------      --------
Balance, December 31, 1997                8,756    $88    $36,329   ($17,266)        $432          $-      ($137)      $19,446
                                         ======   ====   ========  =========        =====       =====     ======      ========


          See accompanying notes to consolidated financial statements

                           SIGHT RESOURCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                                   1997          1996          1995
----------------------------------------------------------------------------------------------------------
(in thousands)
Operating activities:
 Net loss                                                             ($ 2,004)     ($ 5,850)     ($ 4,888)
 Adjustments to reconcile net loss to net cash used in
   operating activities:                                                     -             -             -
   Depreciation and amortization                                         2,183         2,221         1,688
   Impairment of ophthalmic equipment                                        -         2,622             -
   Realization of foreign currency gain                                      -             -          (150)
   Gain on sale of assets                                                 (738)            -             -
   Provision for store closings and write down of software                 510             -             -
    developments costs
 Changes in operating assets and liabilities:
   Accounts receivable                                                     138          (248)           (1)
   Inventories                                                          (1,027)          153           424
   Prepaid expenses and other current assets                               (78)          (47)           75
   Accounts payable and accrued expenses                                (1,349)       (1,408)         (844)
                                                                      --------      --------      --------
     Net cash used in operating activities                              (2,365)       (2,557)       (3,696)
                                                                      --------      --------      --------
 Investing activities:
  Purchases of property and equipment                                   (1,948)       (1,639)       (1,948)
  Payments for acquisitions                                             (2,075)       (2,854)       (2,363)
  Proceeds from sale of assets                                           1,747             -             -
  Other assets                                                            (240)          (72)           (4)
                                                                      --------      --------      --------
     Net cash used in investing activities:                             (2,516)       (4,565)       (4,315)
                                                                      --------      --------      --------
 Financing activities:
  Principal payments on debt                                            (2,754)         (400)         (400)
  Debt Financing Costs                                                    (320)            -             -
  Proceeds from exercise of warrants and stock options                       -             4         6,240
  Net proceeds from offerings                                            4,582         9,834             -
  Purchase of treasury stock                                              (137)            -             -
  Payment of other liabilities                                            (338)         (427)            -
                                                                      --------      --------      --------
      Net cash provided by financing activities                          1,033         9,011         5,840
                                                                      --------      --------      --------

 Effect of exchange rate changes on cash                                     -             -            12
                                                                      --------      --------      --------

 Net increase (decrease) in cash and cash equivalents                   (3,848)        1,889        (2,159)

 Cash and cash equivalents, beginning of period                          9,924         8,035        10,194
                                                                      --------      --------      --------
 Cash and cash equivalents, end of period                              $ 6,076       $ 9,924       $ 8,035
                                                                      ========      ========      ========


See note 12 for supplementary cash flow information.
See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995
(1) The Company

(a) Nature of Business
Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services.

(b) Acquisitions
During 1995, the Company acquired two primary eye care chains, effective January 1, 1995 and July 1, 1995, respectively. The aggregate purchase price paid in connection with the acquisitions consisted of (i) $2,660,000 in cash, (ii) 555,525 shares of common stock, (iii) the assumption of approximately $1,600,000 of net liabilities, and (iv) $660,000 payable over a 3 year period and $250,000 payable over 18 months, contingent upon the occurrence of certain future events. The transactions were accounted for using the purchase method of accounting.

Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. as well as entered into a merger with E.B. Brown Opticians, Inc. (together "E.B. Brown") for approximately $7,733,000, consisting of: $4,000,000 in cash, 521,997 shares of common stock issued, 71,181 shares of common stock to be issued and $1,400,000 in notes payable over an eighteen month period. When the common stock to be issued is issued, the $432,000 of common stock issuable will be reclassed into common stock and additional paid-in capital. As of July 1, 1996, E.B. Brown operated forty-two eye care centers located throughout Ohio and Western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders. The transaction was accounted for using the purchase method of accounting.

Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a/ Vision Plaza) ("Vision Plaza"). The purchase price paid in connection with this acquisition was $2,000,000 of cash on hand and the assumption and payment of notes payable outstanding as of July 1, 1997 of approximately $800,000. Vision Plaza operated seventeen eye care centers in Southeast Louisiana and Mississippi. The acquisition was accounted for using the purchase method of accounting.

The results of operations of the four acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill. As a result of the acquisition, the Company has also recorded adjustments to increase liabilities and establish reserves for the closing of stores and related restructuring costs, including lease commitments and severance costs. Total acquisition related reserves established during 1997 were $2,066,000.

The following unaudited pro forma financial information gives effect to the acquisitions as if:

      i) the acquisition of E.B. Brown was effective January 1, 1995
     ii) the acquisition of Vision Plaza was effective January 1, 1996

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

(in thousands)                          1997         1996         1995
                                  -----------    ---------    --------

Revenue                             $ 50,384     $ 48,636     $ 32,817
                                  ===========    =========    ========
Net loss                             ($1,934)     ($5,084)     ($4,613)
                                  ===========    ========     ========
Loss per share (1)                    ($0.45)      ($0.63)      ($0.77)
                                  ===========    =========    ========

Weighted average number of
 common shares outstanding             8,669        8,045        6,010
                                  ===========    =========    ========

(1) The loss per share in 1997 includes a $1,953,000 dividend to the preferred stockholders as discussed in Note 8.

The above unaudited pro forma financial information reflects certain adjustments, including amortization of goodwill, and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of 1995, 1996 and 1997 and is not necessarily indicative of results that may be obtained in the future.

(c) UK Operations
The Company fully discontinued its UK operations in the fourth quarter 1995. The costs associated with the discontinuance of UK operations is immaterial and is included in operating expenses in 1995. The Company realized a foreign currency gain of approximately $150,000 on the liquidation of the UK subsidiaries which is included in other income at December 31, 1995.

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

(e) Revenue Recognition
During 1997 the Company has changed its revenue recognition policy to recognize revenue and the related costs from the sale of eyewear at the time that an order is complete. Previously revenue and the related costs from the sale of eyewear were recognized at the time an order was placed. The cumulative effect of this change in accounting policy is immaterial as of the beginning of the year as well as the effect on current year earnings and has therefore been recognized in current year operations. Revenue from eye care services is recognized when the service is performed. The Company has fee for service arrangements with all of its third party payors. Revenue is reported net of contractual allowances.

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

(f) Inventories
 primarily consist of the costs of eyeglass frames, contact lenses, ophthalmic lenses, sunglasses and other optical products and are valued at the lower of cost (using the first-in, first-out method) or market.

(g) Property and Equipment
Property and equipment is stated at cost. The Company provides for depreciation at the time the property and equipment is placed in service. The straight-line method is used over the estimated useful life of the assets. The Company assesses the recoverability of the undepreciated property and equipment on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

(h) Advertising
Production costs of media advertising and related promotional campaigns are expensed over the life of the event. All other advertising costs are expensed when incurred.

(i) Intangible Assets
Intangible assets resulting from the business acquisitions consist of customer lists, trademarks, non-compete agreements and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

(l) Net Loss Per Share
Earnings per share are computed based on Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31:

Years Ended December 31                                             1997      1996      1995
(in thousands)                                                  -------------------------------
Basic Loss Per Share
Net loss                                                          ($2,004)  ($5,850)  ($4,888)
Less: dividends on redeemable convertible preferred stock          (1,953)        -         -
                                                                -------------------------------
Net loss available to common stockholders                         ($3,957)  ($5,850)  ($4,888)
                                                                ===============================
Weighted average common shares outstanding                          8,669     7,523     5,488
Net loss per share                                                 ($0.46)   ($0.78)   ($0.89)
                                                                ===============================
Diluted Loss Per Share
Net loss                                                          ($2,004)  ($5,850)  ($4,888)
Less: dividends on redeemable convertible preferred stock          (1,953)        -         -
                                                                -------------------------------
Net loss available to common stockholders                         ($3,957)  ($5,850)  ($4,888)
                                                                ===============================
Weighted average common shares outstanding                          8,669     7,523     5,488
Net loss per share                                                 ($0.46)   ($0.78)   ($0.89)
                                                                ===============================

The options and warrants discussed in Note 9 were not included in the computation of diluted Earnings Per Share because the effect would be anti-dilutive.

(3) Property and Equipment

    Property and equipment consists of the following:

                                                                   Estimated
Years Ended December 31                        1997      1996      Useful Life
--------------------------------------------------------------------------------
(in thousands)

         Land and building                  $    87    $   87      40 years
         Ophthalmic equipment                 4,123     2,921      3-5 years
         Computer equipment                     485       108      3 years
         Furniture and fixtures               1,243       659      3 years
         Leasehold improvements               3,974     1,698      Life of lease
         Construction-in-progress               158       557
                                            --------   -------
                                             10,070     6,030

         Less accumulated depreciation        4,406     1,095
                                            --------   -------
         Property and equipment, net        $ 5,664    $4,935
                                            ========   =======

During the fourth quarter of 1997, the Company recognized a $400,000 provision for the write down of development costs associated with Point of Sale software due to a decision to change the system provider to be utilized.

During 1996, the Company recognized a $2,622,000 write down due to impairment of ophthalmic equipment. Operating losses sustained during 1996 from the operation of the equipment coupled with anticipated future operating losses over the remaining depreciable life of the equipment resulted in the Company's decision to recognize the impairment. The fair value of the equipment was based upon recent publications in ophthalmic trade journals, offers from third parties as well as recent sales of similar equipment. During 1997, the Company sold twelve of the excimer laser systems, generating a gain of approximately $738,000.

(4) Intangible Assets

    Intangible assets consists of the following:


                                                                   Estimated
Years Ended December 31                        1997      1996      Useful Life
--------------------------------------------------------------------------------
(in thousands)

         Goodwill                            $ 13,061    $9,132    20-25
         Customer lists                         2,659     2,659    11-15
         Non-compete                              120       120        5
         Trademarks                               713       713       15
                                            ----------  --------
                                               16,553    12,624

         Accumulated amortization               1,655       856
                                            ----------  --------

             Total                            $14,898   $11,768
                                            ==========  ========

The useful lives of the above intangible assets are estimated based upon, among other things, independent appraisals, history of operations acquired, terms of agreements and industry standards.

(5) Accrued Expenses

    Accrued expenses consists of the following:

Years Ended December 31               1997        1996
------------------------------------------------------
(in thousands)

         Professional fees            $  308     $ 220
         Payroll and related cost      1,671     1,263
         Acquisition reserves and      1,863       303
          accruals
         Deferred revenue                161       303
         Other                         1,625     1,581
                                    --------- ---------
                                      $5,628    $3,670
                                    ========= =========

(6) Debt

    Long term debt consists of the following:

Years Ended December 31                                          1997      1996
-------------------------------------------------------------------------------
(in thousands)

      Bank term loan, secured by all assets of one of the
      Company's subsidiaries.                                 $    -     $1,000


      Unsecured notes payable, 7% interest rate, $400 paid on
      September 18, 1997 and $1,000 due on March 18, 1998;
      due on demand if the Company's cash balance is less than
      $2,800                                                   1,000      1,400
                                                              ------     ------
                                                               1,000      2,400

      Less current maturities                                  1,000        800
                                                              ------     ------
      Long term debt, less current maturities                 $   -      $1,600
                                                              ======     ======

At December 31, 1996, the Company had available a revolving credit facility in the amount of $500,000 based on eligible accounts receivable and inventory balances. As of December 31, 1996, $25,000 was unused.

On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000,000 on a term loan basis and $5,000,000 on a revolving credit basis, subject to certain performance criteria. The performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to EBITDA ratios, current ratio of 1:1 and minimum net worth requirements. The term loan facility bears interest at the bank's prime rate plus 1.5% or LIBOR plus 3% at the Company's election and the revolving credit facility bears interest at the bank's prime rate plus 1.25% or LIBOR plus 2.75% at the Company's election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of December 31, 1997, the entire term loan and revolving note was unused. Amounts borrowed under the Agreement will be used to finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. The warrants were accounted for as additional paid in capital based upon the fair value of the securities. Fair market value was determined by using the relationship of the interest rate charged with the warrants versus the rate to be charged without the warrants. This value approximated that obtained using the Black Scholes Method.

As of December 31, 1997, there were no amounts outstanding under the Agreement and the Company was not in compliance with certain of its financial covenants. The Company obtained a waiver from the bank for noncompliance with these covenants.

(7) Commitments

The Company has operating leases primarily for its primary eye care centers, distribution center, corporate offices and certain equipment. The leases are generally for periods of up to 10 years with renewal options at fixed rentals. Certain of the leases provide for additional rentals based on sales exceeding specified amounts.

The future minimum lease rental commitments for facilities and equipment for the periods following December 31, 1997 are as follows:

                                         (in thousands)
       1998                                     $ 3,890
       1999                                       3,282
       2000                                       2,654
       2001                                       2,036
       2002                                       1,421
       Thereafter                                 3,790
                                          -------------
                                                $17,073
                                          =============

Rental expenses charged to operations, including real estate taxes, common area maintenance and other expenses related to the leased facilities and equipment, were approximately $4,500,000, $2,592,000, $1,750,000 for fiscal years 1997,
1996 and 1995, respectively.

(8) Redeemable, Convertible Preferred Stock

On November 25, 1997, the Company issued 1,452,119 shares of Series B Convertible Preferred Stock (the "Series B"), Class I and Class II Warrants to an outside investor (the "Purchaser") for a net purchase price of $4,582,000. The Series B was purchased at a price lower than market value, and as a result, the difference of $1,953,000 was reflected as a dividend to the preferred stockholders. Each share of Series B is convertible into one share of Common Stock, subject to adjustment, at the Purchaser's option at any time and at the Company's option if the price per share of Common Stock during any period of thirty consecutive trading days equals or exceeds $7.00 at any time during the first three years or $9.00 at any time thereafter. The holders of the Series B have the right to appoint two directors to the Company's Board of Directors.

The Class I (Mirror) Warrants entitle the Purchaser to purchase an amount of shares of the Company's Common Stock equal to an aggregate of up to 19.9% of the shares of Common Stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The Purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations.

The Class II Warrants entitle the Purchaser to purchase an aggregate of 290,424 shares of the Company's Common Stock at an exercise price of $7.00 for a term of five years.

The Purchaser is entitled to "shelf" registration rights and "piggyback" registration rights with respect to the shares of Common Stock underlying the Series B, the Class I Warrants and the Class II Warrant.

Upon a change of control of the Company, defined as (i) a change in any person or group obtaining a majority of the securities ordinarily having the right to vote in an election of Directors; (ii) during any two year period, the individuals who at the beginning of the period constituted the Company's Board of Directors no longer constitute a majority of the Board of Directors;
(iii) any merger, consolidation, recapitalization, reorganization, dissolution or liquidation of the Company which results in the current stockholders no longer owning more than 50% of the voting securities or the Company; (iv) any sale, lease exchange or other transfer of all, or substantially all, of the assets of the Company; or (v) the adoption of a plan leading to the liquidation or dissolution of the Company, at the option of the Purchaser, the Company would have to redeem the Series B at a price of 105% of the offering price, subject to certain adjustments, plus accrued and unpaid dividends.

(9) Stockholders' Equity

Preferred Stock

As of December 31, 1997 and 1996, the Company has authorized 5,000,000 shares of preferred stock of $.01 par value of which 1,452,119 shares of Series B are issued and outstanding. The terms and conditions of the preferred stock, including any preferences and dividends, will not be established until such time, if ever, as such shares are in fact issued by the Company.

Common Stock

As of December 31, 1997 and 1996, the Company has authorized 20,000,000 shares of common stock at $.01 par value. Common stock is entitled to dividends if declared by the Board of Directors, and each share carries one vote.

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

In connection with the Company's initial public offering, the Company sold to the IPO Representative (at an aggregate price of $85), warrants to purchase up to 85,000 IPO Units at an exercise price of $7.98 per IPO Unit at any time during the four-year period commencing March 31, 1994. Each IPO Unit consists of one share of common stock and one redeemable common stock purchase warrant, which entitles the holder to purchase one share of common stock at a price of $6.75. At December 31, 1997 and 1996, no IPO Units have been exercised.

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

In connection with the Company's second public offering, the Company sold to its underwriter and a finder, 215,000 Unit Purchase Options (UPOs) at a price of $.001 per UPO. Each UPO consists of one share of common stock and one redeemable common stock purchase warrant, which entitles the holder to purchase one share of common stock at a price of $7.20. The UPOs are exercisable for a period of four years commencing August 25, 1995, at a price of $9.90. At December 31, 1997 and 1996, no UPOs have been exercised.

In connection with its third public offering in 1996, the Company sold to its underwriter warrants to purchase an aggregate of 170,000 shares of the Company's common stock at $8.45. At December 31, 1996, no warrants had been exercised.

In connection with the Company issuing 1,452,119 shares of Series B Convertible Preferred Stock , Class I and Class II Warrants were issued to an outside investor (the "Purchaser"). The Class I (Mirror) Warrants entitles the Purchaser to purchase an amount of shares of the Company's Common Stock equal to an aggregate of up to 19.9% of the shares of Common Stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The Purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The Class II Warrants entitles the Purchaser to purchase an aggregate of 290,424 shares of the Company's Common Stock at an exercise price of $7.00 for a term of five years. At December 31, 1997, no Class I or Class II Warrants have been exercised.

Treasury Stock

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock in the open market. During the year ended December 31, 1997, the Company repurchased 30,600 shares of common stock at a cost of $137,000.

Stock Option Plan

On November 30, 1992, the Company's Board of Directors and the stockholders approved the Company's 1992 Employee, Director and Consultant Stock Option Plan (the "Plan"). On April 26, 1994, the Board of Directors and the stockholders approved the increase shares of common stock reserved for issuance under the Plan to an aggregate of 1,000,000 shares. In March of 1996, the Board recommended and the stockholders subsequently approved, that an additional 500,000 shares of common stock be reserved for issuance under the Plan. Under the Plan, incentive stock options may be granted to employees of the Company. Non-qualified stock options may be granted to consultants, directors, employees or officers of the Company. Most options vest after two or three years from date of grant with a maximum term of ten years.

In December 1994, the Compensation Committee of the Board of Directors approved a Stock Option Exchange Program (the "Program"). All employees and consultants with stock options with exercise prices in excess of $4.40 per share were given the election to cancel the existing option for new options at a per share price of $4.40. Upon election all prior vesting was forfeited and the replacement options began vesting on the exchange date on a schedule equal to the original option being canceled. The $4.40 exercise price was in excess of the then current fair market value of the share on the date of exchange. Options for a total of 270,800 were canceled and reissued under the Program.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and as a result has not been recorded as compensation expense. Had compensation costs been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

(in thousands, except for per share data)

                                     1997          1996         1995
                                   ----------  -----------  -----------
Net loss             as reported    ($2,004)    ($ 5,850)    ($ 4,888)
                                   ==========  ===========  ===========
                     pro forma      ($2,370)    ($ 6,308)    ($ 5,328)
                                   ==========  ===========  ===========

Net loss per share   as reported    ($ 0.46)     ($ 0.78)     ($ 0.89)
                                   ==========  ===========  ===========
                     pro forma      ($ 0.50)     ($ 0.84)     ($ 0.97)
                                   ==========  ===========  ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants as follows:

                                   1997           1996           1995
                                   ----           ----           ----
Dividend Yield                     0.00%          0.00%          0.00%
Volatility                         93.9%          63.9%          63.9%
Interest Rate                      5.73%          6.41%          6.37%
Expected Life                         7.97 years     6.00 years     6.00 years

A summary of the stock option transactions follows:

                                                                                  Weighted
                                                                Number of         Average
                                                  Shares      Shares Under        Price per
                                                Available        Option            Share
                                              ------------  ----------------     ----------------
Balance, December 31, 1994                        524,000          476,000                $5.00
Canceled                                          181,167         (181,167)                6.49
Granted                                          (368,400)         368,400                 5.21
Exercised                                               -           (2,100)                4.40
                                              ------------  ----------------     ----------------
Balance, December 31, 1995                        336,767          661,133                 4.80
Increase in Plan                                  500,000                -                    -
Canceled                                           42,600          (42,600)                5.16
Granted                                          (225,400)         225,400                 6.46
Exercised                                               -          (20,700)                4.39
                                              ------------  ----------------     ----------------
Balance, December 31, 1996                        653,967          823,233                 5.25
Canceled                                          154,600         (154,600)                4.67
Granted                                          (296,428)         296,428                 4.13
Exercised                                               -         (138,332)                4.29
                                              ------------  ----------------     ----------------
Balance, December 31, 1997                        512,139          826,729                $5.11
                                              ============  ================     ================

There were 405,561 and 376,965 shares exercisable under the Plan at December 31, 1997 and 1996, respectively.

The weighted average fair value of options granted under the Plan was $3.53 and $5.12 for the years ended December 31, 1997 and 1996, respectively.

The following table summarizes information about options outstanding as of December 31, 1997:

                             Options Outstanding                             Options exercisable
             ----------------------------------------------      ----------------------------------------
                                    Weighted
                                    average        Weighted
 Range of         Number           remaining        average             Number                Weighted
 Exercise       outstanding       contractual      exercise          exercisable at           Average
 Prices         at 12/31/97          life           price              12/31/97            Exercise price
 ------         -----------          ----           -----              --------            --------------
$0.00-$0.95          15,000               4.9          $0.43                   15,000               $0.43
$2.85-$3.80         115,000               9.9          $3.53                   10,000               $3.50
$3.80-$4.75         312,596               7.9          $4.37                  174,629               $4.36
$4.75-$5.70          86,100               7.6          $5.03                   43,600               $5.01
$5.70-$6.65         199,700               5.7          $6.40                   80,498               $6.34
$6.65-$7.60          62,000               7.5          $6.89                   46,501               $6.90
$7.60-$8.55          36,333               5.9          $8.44                   35,333               $8.46
             ---------------                                     ---------------------
                    826,729                                                   405,561
             ===============                                     =====================

(10) Income Taxes

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

Years Ended December 31                             1997        1996        1995
--------------------------------------------------------------------------------
(in thousands)

     Computed "expected" tax benefit               $ 680     $ 1,989     $ 1,662
     Increase in tax benefit resulting from:
      State net operating loss                       111         338         466
      Loss in foreign subsidiary                       -           -         868
     Decrease in tax benefit resulting from:
      Foreign net loss                                 -           -           -
      Other                                         (78)         (7)         (6)
      Increase in valuation allowance for deferred
        tax assets allocated to income tax
        expense                                    (738)     (2,345)     (2,990)
                                                  -------   ---------   --------
                                                   ($25)       ($25)    $     -
                                                  =======   =========   ========

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

Years Ended December 31                                      1997          1996
--------------------------------------------------------------------------------
(in thousands)

             Deferred tax assets:
              Net operating loss carryforwards             $7,001        $6,890
              Plant and equipment                             819             -
              Vacation accrual                                181           135
              Bad debt reserve                                107           107
              Other reserves                                  761           530
                                                        ---------     ---------
                   Gross deferred tax assets                8,869         7,662

             Valuation allowance under SFAS 109            (8,869)       (7,600)
                                                        ---------     ---------
                   Net deferred tax assets                      -            62
             Less deferred tax liabilities:
             Plant and equipment                                -           (62)
                                                        ---------     ---------

                   Net deferred tax                        $    -         $   -
                                                        =========     =========

A valuation allowance in the amount of $8,869,000 and $7,600,000 was established at December 31, 1997 and 1996, respectively. This allowance has been established due to the uncertainty of the Company to benefit from the federal and state operating loss carryforwards.

Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be allocated as follows:

Years Ended December 31                                      1997          1996
--------------------------------------------------------------------------------
(in thousands)

             Income tax benefit that would be reported
              in the statement of earnings                 $7,763        $6,775
             Charge to goodwill for recognition of
              acquired tax assets                           1,106           825
                                                        ---------     ---------
                                                           $8,869        $7,600
                                                        =========     =========

The net operating loss carryforwards ("NOLs") for federal and state tax purposes at December 31, 1997 are approximately $17,474,000 and $17,130,000, respectively and expire through 2010 and 2009, respectively.

(11) Foreign Operations

Revenue generated by the Company's UK operations was approximately $448,000 for 1995. No revenue was recorded in 1997 and 1996, since the Company's operations had been discontinued at the end of 1995. The Company incurred a loss from its UK operations of approximately $2.1 million in 1995. As discussed in note 1, in order to better utilize its resources on the growth opportunities in the U.S., the Company discontinued its UK operations in the fourth quarter 1995 and its assets, consisting primarily of laser equipment, have been transferred to the U.S.

(12) Supplementary Cash Flow Information

The following represents supplementary cash flow information:

Years Ended December 31                                1997      1996      1995
--------------------------------------------------------------------------------
(in thousands)
   Interest paid                                       $343      $223      $210
   Non-cash financing activities:
   Equity issued associated with Credit
   Agreement
                                                       $180        $-        $-
                                                   ========  ========  ========
   Issuance of stock for equipment and other             $-        $-      $206
                                                   ========  ========  ========
   Acquisitions:
   Assets acquired                                   $5,571   $10,266    $7,697
   Net liabilities assumed                           (3,548)   (2,533)   (3,310)
   Notes payable                                          -    (1,400)        -
   Common stock issued                                    -    (1,901)   (1,727)
   Common stock issuable                                  -      (432)        -
                                                   --------  --------  --------
   Cash paid                                          2,075     4,000     2,660

   Less cash acquired                                     -    (1,146)     (296)
                                                   --------  --------  --------
   Net cash paid for acquisition                     $2,075    $2,854    $2,364
                                                   ========  ========  ========

(13) Related Party Transactions

In connection with the exercise of stock options, the Company's Executive Vice President and Director (the "Borrower") issued a promissory note (the "Promissory Note") to the Company for $594,000. The Promissory Note is due the earlier of September 2, 2007 or the date upon which the Borrower receives the proceeds of the sale of not less than 20,000 shares of the shares acquired by the exercise of the stock options. Interest accrues at the rate of 6.55%, compounding annually, and is payable on the earlier of the maturity date of the Promissory Note or upon certain defined Events of Default. The Borrower may prepay all or any part of the Promissory Note without penalty or premium.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                   PART III

Item 10.       DIRECTORS AND OFFICERS OF THE REGISTRANT

               The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 11.       EXECUTIVE COMPENSATION

               The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               On November 25, 1997, Sight Resource Corporation (the "Registrant") completed the closing under the Series B Convertible Preferred Stock ("Series B") Purchase Agreement by and between the Registrant and Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C. (collectively the "Purchasers"), dated October 9, 1997, pursuant to which the Registrant issued to the Purchasers an aggregate of 1,452,119 shares of Series B Convertible Preferred Stock as well as Class I and Class II Warrants for a purchase price of $5,082,417.

               The Class I (Mirror) Warrants entitles the Purchasers to purchase an amount of shares of the Registrant's Common Stock, par value $.01 per share (the "Common Stock"), equal to an aggregate of up to 19.9% (presently 842,294 shares) of the shares of Common Stock purchasable under the Registrant's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The Purchasers are obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The Class II Warrants entitles the Purchasers to purchase an aggregate of 290,424 shares of the Registrant's Common Stock at an exercise price of $7.00 for a term of five years. If the Registrant proposes to sell any shares of its Common Stock in the future, other than in certain permitted circumstances, the Purchasers shall be entitled to preemptive rights to purchase an amount of shares of such sale or issuance which would enable the Purchasers to maintain the same proportionate percentage of ownership as was held by the Purchasers immediately prior to such issuance or sale, calculated as if the Series B had been converted and the Class II Warrants had been exercised. The Purchasers are entitled to "shelf" registration rights and "piggyback" registration rights with respect to the shares of Common Stock underlying the Series B, the Class I Warrant and the Class II Warrants. Each share of Series B is convertible into one share of Common Stock, subject to adjustment, at the Purchaser's option at any time and at the Registrant's option if the price per share of Common Stock during any period of thirty consecutive trading days equals or exceeds $7.00 at any time during the first three years or $9.00 at any time thereafter. The holders of the Series B have the right to appoint two directors to the Registrants Board of Directors. In connection with the closing of this transaction, the holders appointed Richard Darman to the Board of Directors of the Registrant.

                                    PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a)(1). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS COVERED BY REPORT OF
               INDEPENDENT AUDITORS

               The Consolidated Financial Statements of Sight Resource Corporation are included in Item 8:

                   -  Independent Auditors' Report
                   -  Consolidated Balance Sheets as of December 31, 1997 and
                        1996
                   -  Consolidated Statements of Operations for the Years Ended
                        December 31, 1997, 1996 and 1995
                   -  Consolidated Statements of Stockholders' Equity for the
                        Years Ended December 31, 1997, 1996 and 1995
                   -  Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 1997, 1996 and 1995
                   -  Notes to Consolidated Financial Statements

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

                                 Exhibit Index

Exhibit
Number         Description
------         -----------

(3.1)     -    Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Registration
               Statement filed with the Securities and Exchange Commission on Form SB-2 File No. 33-56668)

(3.2)     -    By-Laws of the Company (incorporated herein by reference to
               Exhibit 3.2 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form SB-2 File No.
               33-56668)

Exhibit
Number         Description
------         -----------

(3.3)     -    Certificate of Designation for Series A Junior Participating
               Preferred Stock (incorporated herein by reference to Exhibit 1 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 1997)

(3.4)     -    Certificate of Registration, Preferences and Rights of Series B
               Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 1997)

(4.1)     -    Article 4 of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company's Registration
               Statement filed with the Securities and Exchange Commission on Form SB-2 File No. 33-56668)

(4.2)     -    Form of Common Stock Certificate (incorporated herein by
               reference to Exhibit 4.2 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form SB-2
               File No. 33-56668)

(4.3)     -    Warrant Agreement dated August 24, 1994 between the Registrant and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.5 of the Company's Registration
               Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

(4.4)     -    Form of Redeemable Warrant Certificate (included in 4.3 above)

(4.5)     -    Form of Class A Warrant (incorporated herein by reference to the
               Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission as Exhibit 4.7)

(4.6)     -    Form of Class 1 (Mirror) Warrants (incorporated herein by
               reference to Exhibit 4.2 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 9,
               1997)

(4.7)     -    Form of Class II Warrants (incorporated herein by reference to
               Exhibit 4.3 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 1997)

+(10.1)   -    Employment Agreement, dated as of December 1, 1992, between the
               Registrant and William G. McLendon, as amended (incorporated by reference herein to Exhibit 10.5 of the Company's Registration
               Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

+(10.2)   -    1992 Employee, Director and Consultant Stock Option Plan
               (incorporated by reference herein to Exhibit 10.7 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

+(10.3)   -    Employment Agreement for Stephen M. Blinn, as amended
               (incorporated by reference herein to Exhibit 10.18 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

+(10.4)   -    Employment Agreement, dated as of February 24, 1995, between the
               Registrant and Elliot S. Weinstock, O.D. (incorporated herein by reference to the

Exhibit
Number         Description
------         -----------

               Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission as Exhibit 10.9)

+(10.5)   -    Amendment Number 1, dated as of January 2, 1997, to Employment
               Agreement between the Registrant and Elliot S. Weinstock, O.D.
               (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange
               Commission on May 6, 1997)

**(10.6)  -    Contract for Professional Services, dated December 21, 1994, between the Registrant and Massachusetts Eye and Ear Associates,
               Inc. (incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission as Exhibit 10.10)

**(10.7)  -    Agreement dated December 21, 1994 between the Registrant and
               Massachusetts Eye and Ear Infirmary (incorporated herein by reference to the Company's Form 10-K for the year ended December
               31, 1994 filed with the Securities and Exchange Commission as
               Exhibit 10.11)

(10.8)    -    Asset Purchase Agreement dated February 24, 1995 between the
               Registrant, CEA Acquisition Corporation, Cambridge Eye
               Associates, Inc. and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 8,
               1995)

(10.9)    -    Credit Agreement, dated February 20, 1997, between the Company and Creditanstalt Corporate Finance Corporation, Inc.
               (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities Exchange Commission on March 7, 1997)

(10.10)   -    Asset Purchase Agreement dated August 24, 1995 between the
               Registrant, Douglas Vision World, Inc., S.J. Haronian, Kathleen
               Haronian, Lynn Haronian, Shirley Santoro and Tri-State Leasing
               Company (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange
               Commission on September 8, 1995)

(10.11)   -    Asset Transfer and Merger Agreement dated as of July 1,1996 by and among Sight Resource Corporation, E.B. Acquisition Corp., The
               E.B. Brown Optical Company, Brown Optical Laboratories, Inc.,
               E.B. Brown Opticians, Inc., Gordon Safran and Evelyn Safran
               (incorporated herein by reference to Exhibit 2.1 of the Company's
               Form 8-K filed with the Securities and Exchange Commission on October 3, 1996.)

(10.12)   -    Form of Rights Agreement dated as of May 15, 1997 between the
               Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 13, 1997)

(10.13)   -    Stock Purchase Agreement dated as of July 1, 1997 by and among
               Marjory O. Greenberg, As Testamentary Executrix of the Succession of Tom I. Greenberg, Peter Brown, and Vision Plaza Corp.
               (incorporated herein by reference to

Exhibit
Number         Description
------         -----------

               Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997)

(10.14)   -    Promissory Note dated as of September 2, 1997 between Sight
               Resource Corporation and Mr. Stephen Blinn (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997)

(10.15)   -    Series B Convertible Preferred Stock Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 9,
               1997)

(21)      -    Subsidiaries of the Company; as amended (filed as Exhibit 21)

**        -    Confidential Treatment has been granted by the Securities and
               Exchange Commission.

+         -    Management contract or compensatory plan, contract or
               arrangement.

Item 14(b)     REPORT ON FORM 8-K

               On December 9, 1997, the Company filed a Form 8-K related to a Series B Convertible Preferred Stock Purchase Agreement by and between the Company and Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C., dated October 9, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Holliston, Massachusetts on March 27, 1998.



                                       SIGHT RESOURCE CORPORATION


                                       By: /s/ William T. Sullivan
                                           -------------------------
                                           William T. Sullivan
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on dates indicated.



  Signatures                                  Title                                  Date
  ----------                                  -----                                  ----
By:  /s/ William T. Sullivan                  President (principal executive         March 27, 1998
     ---------------------------------        officer), Chief Executive
     William T. Sullivan                      Officer and Director

By:  /s/ William G. McLendon                  Chairman                               March 27, 1998
     ---------------------------------
     William G. McLendon

By:  /s/ Stephen M. Blinn                     Executive Vice President,              March 27, 1998
     ---------------------------------        and Director
     Stephen M. Blinn

By:  /s/ Elliot S. Weinstock, O.D.            Executive Vice President               March 27, 1998
     ---------------------------------        and Director
     Elliot S. Weinstock, O.D.

By:  /s/ Richard G. Darman                    Director                               March 27, 1998
     ---------------------------------
     Richard G. Darman

By:  /s/ Gary Jacobson, M.D.                  Director                               March 27, 1998
     ---------------------------------
     Gary Jacobson, M.D.

By:  /s/ Allen R. Kirkpatrick                 Director                               March 27, 1998
     ---------------------------------
     Allen R. Kirkpatrick

By:  /s/ J. Mitchell Reese                    Director                               March 27, 1998
     ---------------------------------
     J. Mitchell Reese

By:  /s/ Russell E. Taskey                    Director                               March 27, 1998
     ---------------------------------
     Russell E. Taskey

By:  /s/ Amy Feldman                          Corporate Controller (principal        March 27, 1998
     ---------------------------------        financial and accounting officer)
     Amy Feldman