Form 10-Q
period 1998-03-31
SIGHT RESOURCE CORP
filed 1998-05-08
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarterly Period Ended   March 31, 1998  Commission File Number   0-21068
                              --------------                           -------

                          SIGHT RESOURCE CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                            04-3181524
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              100 Jeffrey Avenue
                             Holliston,  MA 01746
                   ----------------------------------------
                   (Address of principal executive offices)

                                  508-429-6916
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
 ------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes  [X]    No    [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On March 31, 1998, 8,797,790 shares of common stock, par value $0.01 per share, were outstanding.

                                                 TOTAL PAGES             16
                                                 EXHIBIT INDEX AT PAGE   15

                          SIGHT RESOURCE CORPORATION
                                     INDEX


PART 1.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----

Item 1   Financial Statements
         Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997                                                 3

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 1998 and 1997                              4

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1998 and 1997                              5

         Notes to Consolidated Financial Statements                        6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11

PART II. OTHER  INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                 15

         Signatures                                                       16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                              March 31,              December 31,
                                                                1998                     1997
                                                         ---------------          -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $ 4,359                   $  6,076
   Accounts receivable, net of allowance
     of $483 and $478, respectively                               2,225                      1,781
   Inventories                                                    4,365                      4,434
   Prepaid expenses and other current assets                        589                        377
                                                         ---------------          -----------------
      Total current assets                                       11,538                     12,668
                                                         ---------------          -----------------

Property and equipment                                           10,163                     10,070
Less accumulated depreciation                                    (4,783)                    (4,406)
                                                         ---------------          -----------------
      Net property and equipment                                  5,380                      5,664
                                                         ---------------          -----------------

Other assets:
   Intangible assets, net                                        14,708                     14,898
   Other assets                                                   1,239                      1,277
                                                         ---------------          -----------------
     Total other assets                                          15,947                     16,175
                                                         ---------------          -----------------
                                                               $ 32,865                   $ 34,507
                                                         ===============          =================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                                ---                      1,000
   Accounts payable                                               2,091                      1,797
   Accrued expenses                                               4,565                      5,628
                                                         ---------------          -----------------
      Total current liabilities                                   6,656                      8,425
                                                         ---------------          -----------------

Non-current liabilities:
   Other liabilities                                                 94                        101
                                                         ---------------          -----------------
     Total Non-current liabilities                                   94                        101
                                                         ---------------          -----------------

Redeemable,  convertible preferred stock
1,452,119 shares issued                                           6,535                      6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized
     5,000,000 shares; no shares issued and outstanding.           ---                        ---
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 8,797,790 at March 31, 1998
     and 8,756,500 at December 31, 1997.                             88                         88
   Additional paid-in capital                                    36,451                     36,329
   Common stock issuable, 71,181 shares at March 31,
      1998 and December 31, 1997                                    432                        432
   Treasury stock at cost
         (30,600 shares in 1997 and 1998)                          (137)                      (137)
   Accumulated deficit                                          (17,253)                   (17,266)
                                                         ---------------          -----------------
      Total stockholders' equity                                 19,580                     19,446
                                                         ---------------          -----------------
                                                               $ 32,865                   $ 34,507
                                                         ===============          =================
See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                               Three Months Ended
                                                                     March 31,                    March 31,
                                                                        1998                        1997
                                                                -------------------           ------------------
Net revenue                                                                 $13,580                      $10,440

Cost of revenue                                                               4,752                        3,849
                                                                -------------------           ------------------

   Gross profit                                                               8,828                        6,591

Selling, general and administrative expenses                                  8,895                        7,000
                                                                -------------------           ------------------

Loss from operations                                                            (67)                        (409)
                                                                -------------------           ------------------

Other income (expense)
   Interest income                                                               71                          102
   Interest expense                                                             (51)                         (80)
   Gain on sale of opohthalmic equipment                                         69                          ---
                                                                -------------------           ------------------
     Total other income (expense)                                                89                           22
                                                                -------------------           ------------------

  Income (loss) before income tax expense                                        22                         (387)

Income tax expense                                                                9                          ---
                                                                -------------------           ------------------

Net income (loss)                                                           $    13                        ($387)
                                                                ===================           ==================

Basic and Diluted Earnings (Loss)
  per common share and potential common share                                  0.00                       ($0.04)
                                                                ===================           ==================

Weighted average number of common
  shares outstanding                                                          8,785                        8,638
                                                                ===================           ==================

                       See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                  Three Months Ended
                                                                        March 31, 1998            March 31, 1997
                                                                   -------------------         -----------------
Operating activities:
 Net income (loss)                                                             $    13                     ($387)
   Adjustments to reconcile net income (loss)  to net cash
         used in operating activities:
      Depreciation and amortization                                                613                       483
      Gain on sale of ophthalmic equipment                                         (69)                       --
      Changes in operating assets and liabilities:
         Accounts receivable                                                      (444)                     (470)
         Inventories                                                                69                        94
         Prepaid expenses and other current assets                                (213)                     (681)
         Accounts payable and accrued expenses                                    (756)                      266
                                                                   -------------------         -----------------
             Net cash used in operating activities                                (787)                     (695)
                                                                   -------------------         -----------------

Investing activities:
   Purchases of property and equipment                                            (148)                     (440)
   Payments for acquisitions                                                       (12)                      ---
   Proceeds from sale of assets                                                     99                        98
   Other assets                                                                     17                      (502)
                                                                   -------------------         -----------------
         Net cash used in investing activities                                     (44)                     (844)
                                                                   -------------------         -----------------

Financing activities:
   Principal payments on long term debt                                         (1,000)                      ---
   Other liabilities                                                                (7)                        4
   Proceeds from issuance of stock                                                 121                       ---
   Purchase of common stock for treasury                                           ---                      (137)
                                                                   -------------------         -----------------
            Net cash used in financing activities                                 (886)                     (133)
                                                                   -------------------         -----------------

Net decrease in cash and cash equivalents                                       (1,717)                   (1,672)

Cash and cash equivalents, beginning of period                                   6,076                     9,924
                                                                   -------------------         -----------------

Cash and cash equivalents, end of period                                       $ 4,359                   $ 8,252
                                                                   ===================         =================
Supplemental disclosure:
   Interest paid                                                               $    77                   $   102
                                                                   ===================         =================
   Equity issued associated with
      credit agreement                                                             ---                   $   180
                                                                   ===================         =================


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

          Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. as well as entered into a merger with E.B. Brown Opticians, Inc. (together "EB Brown") for approximately $7,733, consisting of: $4,000 in cash, 521,997 shares of common stock issued, 71,181 shares of common stock to be issued and $1,400 in notes payable over an eighteen month period. When the common stock to be issued is issued, the $432 of common stock issuable will be reclassed into common stock and additional paid in capital. As of July 1, 1996, EB Brown operated forty-two eye care centers located throughout Ohio and Western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders. The transaction was accounted for using the purchase method of accounting.

          Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, an Optometry Corporation d/b/a Vision Plaza) ("Vision Plaza")). The purchase price paid in connection with this acquisition was $2,000 in cash and the assumption and repayment of notes payable outstanding as of July 1, 1997 of approximately $800. As of July 1, 1997, Vision Plaza operated 14 primary eye care centers and three specialty eyewear centers in southeast Louisiana and Mississippi. The acquisition was accounted for using the purchase method of accounting.

          The results of operations of the four acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill. As a result of the acquisition, the Company has also recorded adjustments to increase liabilities and establish reserves for the closing of stores and related restructuring costs, including lease commitments and severance costs. Total acquisition related reserves established during 1997 were $2,066.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)


(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation
          The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997.

          The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     (b)  Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and three professional corporations ("PC's") in which the Company's subsidiaries assume the financial risks and rewards of such entities through a management contract and a stock agreement. The Company has no direct equity ownership in the PC's. All significant intercompany balances and transactions have been eliminated.

          In preparation of these consolidated financial statements in conformity with generally accepted accounting principles, management of the Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, such as accounts receivable, inventory impairment of property and equipment and intangibles. Actual results could differ from those estimates.

     (c)  Revenue Recognition
          Revenue and the related costs from the sale of eyewear are recognized at the time an order is complete. Revenue from eye care services is recognized when the service is performed. The Company has fee for service arrangements with all of its third party payors. Revenue is reported net of contractual allowances.

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

     (e)  Property and Equipment
          Property and equipment is stated at cost. The Company provides for depreciation at the time the property and equipment is placed in service. The straight-line method is used over the estimated useful life of the assets. The Company assesses the recoverability of the undepreciated property and equipment on an ongoing basis by comparing anticipated profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

     (f)  Intangible Assets
          Intangible assets resulting from the business acquisitions consist of customer lists, trademarks, non-compete agreements and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of five to twenty-five years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

     (g)  Deferred Revenue
          The Company offers a contact lens purchasing program in which, for a set fee, customers may purchase contacts at discounted rates for a 12 month period. The Company recognizes revenue from the sales of its contact lens purchasing program on a monthly basis over the life of the program.

     (h)  Net Earnings (Loss) Per Share
          Earnings per share are computed based on Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the quarters ended March 31:



QUARTERS ENDED MARCH 31                                              1998                   1997
                                                                ---------------        --------------
(in thousands)
BASIC INCOME (LOSS) PER SHARE
Net Income (Loss)                                                            13                  (387)
                                                                ---------------        --------------
Net Income (Loss) available to common shareholders                           13                  (387)
                                                                ===============        ==============
Weighted average common shares outstanding                                8,785                 8,638
Net Income (Loss) per share                                             $  0.00                ($0.04)
                                                                ===============        ==============
DILUTED INCOME PER SHARE
Net Income                                                                   13
                                                                ---------------
Net Income available to common shareholders                                  13
                                                                ===============

Weighted average common shares outstanding                                8,785
Convertible preferred stock                                               1,452
Options                                                                      29
                                                                ---------------
Weighted average common shares outstanding and potential
 shares                                                                  10,266
                                                                ===============
Net Income per potential share                                          $  0.00
                                                                ===============

     Outstanding warrants and certain options are not included in the calculation of diluted loss per share because the effect would be anti-dilutive.

(3)    DEBT
       Debt consists of the following:
                                                                 MARCH 31,            DECEMBER 31,
                                                                   1998                   1997
                                                              -------------           -----------
       Bank term loan secured by all assets of one of the
       Company's subsidiaries                                       $    -             $      -

       Unsecured notes payable, 7% interest rate, $1,000 paid
       on March 18, 1998; due on demand if the Company's
       cash balance is less than $2,800                                  -                 1,000
                                                              -------------           -----------
                                                                         -                 1,000

       Less current maturities                                           -                 1,000
       Long term debt, less current maturities                      $    -                $    -
                                                              =============           ===========

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)

     On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000 on a term loan basis and $5,000 on a revolving credit basis, subject to certain performance criteria. The performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to EBITDA ratios, current ratio of 1:1 and minimum net worth requirements. The term loan facility bears interest at the bank's prime rate plus 1.5% or LIBOR plus 3% at the Company's election and the revolving credit facility bears interest at the bank's prime rate plus 1.25% or LIBOR plus 2.75% at the Company's election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of March 31, 1998, the entire term loan and revolving note was unused. Amounts borrowed under the agreement will be used to finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. The warrants were accounted for as additional paid in capital based upon the fair value of the securities. Fair market value was determined by using the relationship of the interest rate charged with the warrants versus the rate to be charged without the warrants. This value approximated that obtained using the Black Scholes Method.


(4)  Subsequent Events

     Effective April 1, 1998, the Company acquired one hundred percent of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2,309 in cash, $350 in notes payable in twelve equal installments commencing June 30, 1998, and 87,940 shares of common stock. Eyeglass Emporium operates nine eye care centers in Indiana. The acquisition was accounted for using the purchase method of accounting.

PART I:
Item 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

OVERVIEW

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. The Company's operations currently consist of 84 eye care centers, with three regional optical laboratories and distribution centers, making it one of the seventeen largest providers in the United States' primary eye care industry. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Vision Plaza and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services. In addition, as of March 31, 1998 the Company operated three laser vision correction ("LVC") centers.

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

Based on review to date, the Company does not believe that the impact of any Year 2000 issue will be material because its principal information systems appear to correctly define the year 2000 and only the Company's point of sale system needs to be made year 2000 compliant. The Company expects to complete such compliance as part of the installation of a new point of sale system which is scheduled to be completed during 1998.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997
NET REVENUE. The Company generated net revenue of approximately $13.6 million during the three months ended March 31, 1998, from the operation of its 84 eye care centers and three laser vision correction centers as compared to net revenue of approximately $10.4 million from its 72 eye care centers and ten laser vision correction centers for the same period in 1997. The $3.1 million, or 30.1%, increase in net revenue, primarily relates to the additional seventeen eye care centers acquired effective July 1, 1997.

COST OF REVENUE. Cost of revenue increased from approximately $3.8 million for the three months ended March 31, 1997 to approximately $4.8 million for the three months ended March 31, 1998. Cost of revenue as a percent of net revenue decreased from 36.9% for the three months ended March 31, 1997 to 35.0% for the three months ended March 31, 1998. The decrease as a percentage of net revenue is primarily due to the margin impact of the additional seventeen eye care centers acquired July 1, 1997 and the reduced percentage of revenue derived from the LVC centers. Cost of revenue for the three months ended March 31, 1998 and 1997 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering laser vision correction services, including depreciation and maintenance on excimer lasers.

SELLING, GENERAL AND ADMINISTRATION EXPENSES. Selling, general and administration expenses were approximately $8.9 million for the three months ended March 31, 1998 as compared to approximately $7.0 million for the three months ended March 31, 1997. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.
Selling, general and administrative expenses, as a percentage of net revenue, declined from 67.0% in 1997 to 65.5% in 1998. This decrease is primarily a result of operating efficiencies which the Company realized from the acquisition of multi-site eye care centers.

OTHER INCOME AND EXPENSES. Interest income totaled $71,000 for the three months ended March 31, 1998 as compared to $102,000 for the three months ended March 31, 1997. This decrease resulted from the investment of a lower average cash balance during the first quarter of 1998 as compared to the same period in 1997. Interest expense totaled $51,000 for the three months ended March 31, 1998 as compared to $80,000 for the three months ended March 31, 1997. The decrease is associated with a higher average balance of debt outstanding in the first quarter of 1997 as compared to the same period in 1998. The sale of certain ophthalmic equipment during the three months ended March 31, 1998 generated a gain of approximately $69,000.

NET INCOME (LOSS). The Company realized net income of $13,000, or $0.00 per share on a basic and fully diluted basis,for the three months ended March 31, 1998 as compared to a net loss of $387,000, or ($0.04) per share for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had approximately $4.4 million in cash and cash equivalents and working capital of approximately $4.9 million, in comparison to approximately $6.0 million in cash and cash equivalents and working capital of approximately $4.2 million as of December 31, 1997. The increase in working capital is mainly due to the increase in Accounts Receivable during the three months ended March 31, 1998.

As of March 31, 1998, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                 Potential proceeds
-----------------------------------------------           --------------------
Warrants                              2,472,100               $14,800,000
Class A Warrants                         85,000                   500,000
Class II Warrants                       290,424                 2,032,968
Unit Purchase Options                   215,000                 3,700,000
Creditanstalt Warrants                  150,000                   694,000
Representative Warrants                 170,000                 1,400,000
                                                          --------------------
                                                              $23,126,968
                                                          ====================

The Company also has 842,294 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these warrants cannot be estimated at this time.

There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow up to $5.0 million on a term loan basis and up to $5.0 million on a revolving credit basis, subject to certain performance criteria. Such performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to EBITDA ratios, current ratio of 1:1 and minimum net worth ratios. The term loan facility bears interest at the bank's prime rate plus 1.5% or LIBOR plus 3% at the Company's election, and the revolving credit facility bears interest at the bank's prime rate plus 1.25% or LIBOR plus 2.75% at the Company's election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. Amounts borrowed under the Agreement have been and will continue to be used to refinance existing debt, finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003.

Effective April 1, 1998, the Company acquired one hundred percent of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2,309,157 of cash on hand, $350,000 in notes payable in twelve equal installments commencing June 30, 1998, and 87,940 shares of common stock. Eyeglass Emporium operates nine eye care centers in Indiana. The acquisition was accounted for using the purchase method of accounting.

The Company anticipates that its working capital and sources of capital, such as the existing credit facility, will be adequate to fund the Company's currently proposed activities for at least the next twelve months. The Company anticipates using financing vehicles such as bank debt and other sources of funding, such as additional equity offerings, to achieve its business plan, including the acquisition of eye care centers.

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

                                    Sight Resource Corporation




Date: May 1, 1998                   /s/ WILLIAM T. SULLIVAN
      -----------                   ------------------------
                                    William T. Sullivan
                                    President and Chief Executive Officer
                                    (principal executive officer)




Date: May 1, 1998                   /s/ AMY FELDMAN
      -----------                   ----------------------------
                                    Amy Feldman
                                    Corporate Controller
                                    (principal financial and
                                    accounting officer)