Form 10-K/A
period 1996-12-31
SIGHT RESOURCE CORP
filed 1998-07-16
CIK 895651

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
                               (Amendment No. 2)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

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

     Expand Existing Regional Markets. The Company plans to expand its business in the markets where it currently operates, particularly to broaden the delivery of services offered in such markets. Acquisitions in existing markets (i) permit the Company to effect economies of scale and realize other operating efficiencies, (ii) provide the Company with the opportunity to expand its revenues without a proportionate increase in administrative costs
  (iii) permit the Company to strategically complement existing operations and
  (iv) permit the Company to compete more effectively to provide managed primary eye care services in these markets.

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

CURRENT OPERATIONS

EYE CARE CENTERS

  Effective January 1, 1995, the Company acquired the assets of Cambridge Eye Associates ("Cambridge Eye"), an optometric practice which now operates 22 primary eye care centers, principally in Massachusetts. The assets and liabilities of Cambridge Eye were acquired from a Company by the same name (Cambridge Eye Associates, Inc.) owned by Elliot S. Weinstock, O.D. as sole stockholder. Following the acquisition, Cambridge Eye entered into a management services contract with Optometric Providers, Inc. ("Optometric Providers"), a corporation established to employ the optometrists previously employed by the acquired company. Effective July 1, 1995, the Company acquired the assets of Douglas Vision World, Inc. ("Vision World"), a company operating eight primary eye care centers in Rhode Island. The assets and liabilities of Vision World were acquired from a company by the same name (Douglas Vision World, Inc.) owned by Kathleen Haronian, Lynn Haronian and Shirley Santoro. Following the acquisition Vision World entered into a management services contract with Optometric Care, Inc. ("Optometric Care"), a professional corporation established to employ the optometrists previously affiliated with the acquired Company. Effective July 1, 1996, the Company acquired the assets and liabilities of three companies, the E.B. Brown Optical Company, Brown Optical Laboratories, Inc. and E.B. Brown Opticians, Inc. ("E.B. Brown"), all owned by Gordon and Evelyn Safran. E. B. Brown operates 42 eye care centers in Ohio and western Pennsylvania. Independent optometrists are associated with all E.B.Brown eyecare centers; therefore, the Company does not record revenue from the provision of vision related medical services at these locations. The Company may add optometrists to the staffs of several of its eye care centers in Ohio and Pennsylvania. To accomplish this, it may be necessary to enter into management services contracts with professional corporations established to employ these optometrists.

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

MANAGEMENT SERVICES CONTRACTS

  In states which allow the Company to employ optometrists and ophthalmologists, the Company plans on providing medical services directly. Otherwise, the Company will enter into management services contracts with optometrists, ophthalmologists and/or a professional corporation ("PC") which will provide the professional eye care services. Each management services contract is a 10 year contract, which is terminable by the optometrist, ophthalmologist or PC only upon bankruptcy, reorganization, insolvency and material breach by the Company. In addition, the Company can terminate the management services contract if the optometrist, ophthalmologist or PC fails to remove any affiliated optometrists determined by the Company to disrupt or interfere with the performance of its duties.

  The Company's wholly owned subsidiaries, Cambridge Eye and Vision World entered into a management services contract with Optometric Providers and Optometric Care, respectively. Accordingly, Cambridge Eye operates as the maintenance service organization ("MSO") for Optometric Providers and Vision World operates as the MSO for Optometric Care. Cambridge Eye and Vision World, as MSOs, have exclusive decision making authority for the ongoing major operations of Optometric Providers and Optometric Care, respectively, with the exception of the provision of professional eye care services. Pursuant to these management services contracts, the MSOs provide financial, management, administrative, marketing and related services to Optometric Providers and Optometric Care. As a result, the Company is involved in the daily on-site financial and administrative management of these optometric practices and provides various other services to the practices from time to time, including legal, financial reporting, treasury, human resources and insurance assistance. The Company's goals in providing such services are to (i) improve the performance of these optometric practices in these non-professional activities,
(ii) allow the optometrists employed by or associated with these practices to more fully dedicate their time and efforts toward their professional practice activities, and (iii) afford the Company expanded service capabilities, and, for itself and on behalf of the optometric practices, capitalize on opportunities for contracting with third party payors and their intermediaries, including managed care providers.

  Pursuant to the management services contracts, the Company (in the form of its wholly owned subsidiaries acting as MSOs), among other things, (i) acts as the exclusive business manager and administrator of all business and administrative functions and services associated with the provision of the professional services, (ii) orders and purchases all professional and office inventory and supplies and arranges for the availability of the same, (iii) maintains files and records, (iv) provides or arranges for the provision of technical and ancillary service and support personnel, (v) establishes, operates and maintains bookkeeping, payroll, accounting, billing and collection systems, (vi) renders advice concerning the marketing of services, (vii) develops and administers benefit plans for the professionals and (viii) renders such other business and financial management, consultation and advice as may reasonably be needed from time to time by the practice in connection with its provision of professional services.

  As the exclusive billing administrator of Optometric Providers and Optometric Care, the Company (in the form of its wholly owned subsidiaries acting as MSOs) negotiates all contracts with managed care companies on their behalf. Optometric Providers and Optometric Care have little or no discretion over contracts negotiated by the Company. The Company will execute contracts with managed care companies unless state law or the "payor" require otherwise. Also as the exclusive billing administrator of Optometric Providers and Optometric Care, the Company bills and collects all fees associated with the provision of optometric services. In addition, Optometric Providers and Optometric Care assigns and grants a first and continuing security interest to the Company in all of its accounts receivables, billing records, contract rights, inventory, equipment supplies and any proceeds thereof, to secure payment of its obligations to the Company as created by the management service contract.

  As compensation for services provided to Optometric Providers and Optometric Care, the Company (in the form of its wholly owned subsidiaries acting as MSOs) is paid a management fee. The management fee is set in accordance with rules and regulations of the relevant Board of Optometry (or other regulatory body) in the various states in which the Company operates and accordingly, the calculation of the management fee varies on a state by state basis. For example, the management fee for Massachusetts is on a cost plus basis and for Rhode Island it is on a flat cost basis. Costs include the Company's cost of the facilities, equipment, supplies and services including, without limitations, the direct salary and benefit costs of personnel providing services to Optometric Providers and Optometric Care, and an allocation of the Company's overhead and support costs. For the past several years, as is expected in the future, Optometric Providers and Optometric Care have operated at break-even. Because the Company includes the financial statements of Optometric Providers and Optometric Care in its consolidated financial statements, the management fee is eliminated in consolidation. The management fees payable to the Company by the affiliated practices under the management services contracts vary based on the cost, nature and amount of services provided, and may be adjustable or subject to renegotiation from time to time. Management fees payable under existing and future contracts are subject to the requirements of applicable laws, rules and regulations and negotiations with individual professional practices.

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

  Under managed care or captivated payment contracts, Optometric Providers and Optometric Care would bear the risk for the component relating to the provision of medical services, if applicable. The Company would bear the risk for the eyewear component, if applicable. Because the Company has unilateral control and therefore consolidates the financial results of Optometric Providers and Optometric Care, the risk of either component is ultimately borne by the Company.

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

  Many states limit the practice of medicine and the practice of optometry to licensed individuals or professional organizations, such as corporations or partnerships, comprised of licensed individuals. In addition, certain states also have statutes or regulations that may limit the scope of business relationships between the Company, licensed professionals and professional corporations, particularly with respect to fee-splitting between a physician/optometrist and another person or entity. Moreover, certain states have statutes or regulations that prohibit non-optometrists from exercising control over optometrists engaged in the practice of optometry. Laws and regulations relating to the practice of medicine, the practice of optometry, fee-splitting and similar issues vary widely from state to state and seldom are interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as those of the Company.

  The Company attempts to structure all of its operations in a manner that will comply with relevant state statutes and regulations. The Company also believes that its operations and planned activities do not violate any applicable medical practice, optometry practice, fee-splitting or similar law. However, there can be no assurance that courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that the Company or certain transactions in which it is involved are in violation of such laws and regulations. In addition, there is no guarantee that future interpretations of such laws and regulations will not require structural and organizational modifications of the Company's business. Finally, the laws and regulations of some states could restrict expansion of the Company's operations into those states.

  Services that are reimbursed by third party payors may be subject to provisions of the Social Security Act (sometimes referred to as an "anti-kickback statute") and similar state laws that impose criminal and civil sanctions on persons who solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or other specified federal or state programs, or, in some states, private payors. The federal government has promulgated regulations that create exceptions or "safe harbors" for certain business transactions. Transactions that are structured in accordance with such safe harbors will not be subject to prosecution under federal law. In order to obtain safe harbor protection, the business arrangement must satisfy each and every requirement of the applicable safe harbor(s). Business relationships that do not satisfy each element of a safe harbor do not necessarily violate the anti-kickback statute but may be subject to greater scrutiny by enforcement agencies. Many state anti-kickback statutes do not include safe harbors and some state anti-kickback statutes apply to all third party payors. The Company is concerned about federal and state anti-kickback statutes only to the extent that it provides healthcare services that are reimbursed by federal, state and in some states, private third party payors.

  The Company believes that its business relationships and operations are in material compliance with all applicable anti-kickback statutes. Nevertheless, all healthcare fraud and abuse laws are subject to modification and interpretation, have not often been interpreted by appropriate authorities in a manner directly relevant to the Company's business, and are enforced by authorities vested with broad discretion. The Company continually monitors developments in this area. If these laws are interpreted in a manner contrary to the Company's interpretation, or if they are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse or similar issues, the Company will seek to restructure any affected operations so as to maintain compliance with applicable law. No assurance can be given that such restructuring will be possible, or, if possible, will not adversely affect the Company's business. In addition and as stated above, statutes in some states could restrict expansion of the operations of the Company to those jurisdictions.

  The Company's current business is not governed by Stark I, Stark II or similar state self-referral laws. Nevertheless, to the extent that future Company activities and/or operations are deemed to be subject to the prohibitions contained in Stark I, Stark II or similar state self-referral laws, the Company will seek to structure its future activities and/or operations to be in material compliance with in such laws. No assurance can be given that such structuring will be possible.

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

  There are a number of risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the most significant of such risks and uncertainties are:

     . The Company has a limited operating history. While the Company has had experience with laser vision correction in the United Kingdom ("UK") since 1993, laser vision correction was only approved in the U.S. in late 1995. In addition, the Company entered the optical industry in 1995.

     . The Company has a history of operating losses, has not yet been profitable and may continue to incur significant operating losses for the foreseeable future.

     . There can be no assurance that the Company will be able to obtain additional financing when needed or on terms acceptable to the Company.

     . The laser vision correction market, the optical industry and managed primary eye care are highly competitive. The Company's current and potential competitors include many larger companies with substantially greater financial, operating, marketing and support resources than the Company.

     . There can be no assurance that laser vision correction will be accepted by the U.S. population in any commercially significant manner.

     . The Company's plans for growth and expansion include acquisitions. There can be no assurance that attractive acquisition candidates, or the financing necessary for any such acquisitions, will be available to the Company.

     . There can be no assurance that the Company will be able to realize any operating efficiencies from the purchase and consolidation of primary eye care centers or optical chains.

     . The Company is dependent on healthcare providers to perform laser vision correction procedures and pre- and post-operative medical care. There can be no assurance that the Company will be able to establish or maintain beneficial relationships with such healthcare providers.

     . The Company and its operations are subject to extensive federal, state and local regulation, which could materially affect the Company's operations.

     . The Company's plan for growth and expansion includes growth of its managed primary eye care contracts. There can be no assurance that such contracts will be acquired or that existing contracts will be expanded in any meaningful way.

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

                  COMMON STOCK     WARRANTS         IPO WARRANTS
                  ------------   -------------      ------------
                  HIGH    LOW    HIGH      LOW      HIGH     LOW
                  ----    ---    ----      ---      ----     ----
1996:
First Quarter     11      7 7/8  5 1/4     2 15/16  -        -
Second Quarter     9 1/8  6 1/2  4         2 11/16  -        -
Third Quarter      7 1/8  4 3/4  3 5/16    2 3/16   -        -
Fourth Quarter     6 3/4  4 1/2  2 7/8     1 1/8    -        -

1995:
First Quarter      6 5/8  4 1/8  2         1        1        3/8
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

ITEM 6.   SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

YEAR ENDED DECEMBER 31           1996 (1,2)   1995 (3)     1994      1993    1992 (4)
-------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                     $   29,987   $ 18,240   $   529   $   155   $      -
Net loss (see note 1)                (5,850)    (4,888)   (2,945)   (1,530)       (48)
Net loss per common share             (0.78)     (0.89)    (0.94)    (0.74)      (.04)
Weighted average number of
   common shares outstanding          7,523      5,488     3,122     2,057      1,307

BALANCE SHEET DATA:
Working capital (deficiency)     $    7,774   $  5,325   $ 9,787   $  (690)  $   (478)
Total assets                         31,430     23,249    13,911     5,210        863
Non-current liabilities               1,876      1,703         -         -          -
Stockholders' equity                 22,766     16,445    13,364     3,419        169

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

  In states which allow the Company to employ optometrists and ophthalmologists, the Company plans on providing medical services directly. Otherwise, the Company will enter into management services contracts with optometrists, ophthalmologists and/or a professional corporation ("PC") which will provide the professional eye care services. Each management services contract is a 10 year contract, which is terminable by the optometrist, ophthalmologist or PC only upon bankruptcy, reorganization, insolvency and material breach by the Company. In addition, the Company can terminate the management services contract if the optometrist, ophthalmologist or PC fails to remove any affiliated optometrists determined by the Company to disrupt or interfere with the performance of its duties.

  The Company's wholly owned subsidiaries, Cambridge Eye and Vision World entered into a management services contract with Optometric Providers and Optometric Care, respectively. Accordingly, Cambridge Eye operates as the maintenance service organization ("MSO") for Optometric Providers and Vision World operates as the MSO for Optometric Care. Cambridge Eye and Vision World, as MSOs, have exclusive decision making authority for the ongoing major operations of Optometric Providers and Optometric Care, respectively, with the exception of the provision of professional eye care services. Pursuant to these management services contracts, the MSOs provide financial, management, administrative, marketing and related services to Optometric Providers and Optometric Care. As a result, the Company is involved in the daily on-site financial and administrative management of these optometric practices and provides various other services to the practices from time to time, including legal, financial reporting, treasury, human resources and insurance assistance. The Company's goals in providing such services are to (i) improve the performance of these optometric practices in these non-professional activities, (ii) allow the optometrists employed by or associated with these practices to more fully dedicate their time and efforts toward their professional practice activities, and (iii) afford the Company expanded service capabilities, and, for itself and on behalf of the optometric practices, capitalize on opportunities for contracting with third party payors and their intermediaries, including managed care providers.

  Pursuant to the management services contracts, the Company (in the form of its wholly owned subsidiaries acting as MSOs), among other things, (i) acts as the exclusive business manager and administrator of all business and administrative functions and services associated with the provision of the professional services, (ii) orders and purchases all professional and office inventory and supplies and arranges for the availability of the same, (iii) maintains files and records, (iv) provides or arranges for the provision of technical and ancillary service and support personnel, (v) establishes, operates and maintains bookkeeping, payroll, accounting, billing and collection systems, (vi) renders advice concerning the marketing of services, (vii) develops and administers benefit plans for the professionals and (viii) renders such other business and financial management, consultation and advice as may reasonably be needed from time to time by the practice in connection with its provision of professional services.

  As the exclusive billing administrator of Optometric Providers and Optometric Care, the Company (in the form of its wholly owned subsidiaries acting as MSOs) negotiates all contracts with managed care companies on their behalf. Optometric Providers and Optometric Care have little or no discretion over contracts negotiated by the Company. The Company will execute contracts with managed care companies unless state law or the "payor" require otherwise. Also as the exclusive billing administrator of Optometric Providers and Optometric Care, the Company bills and collects all fees associated with the provision of optometric services. In addition, Optometric Providers and Optometric Care assigns and grants a first and continuing security interest to the Company in all of its accounts receivables, billing records, contract rights, inventory, equipment supplies and any proceeds thereof, to secure payment of its obligations to the Company as created by the management service contract.

  As compensation for services provided to Optometric Providers and Optometric Care, the Company (in the form of its wholly owned subsidiaries acting as MSOs) is paid a management fee. The management fee is set in accordance with rules and regulations of the relevant Board of Optometry (or other regulatory body) in the various states in which the Company operates and accordingly, the calculation of the management fee varies on a state by state basis. For example, the management fee for Massachusetts is on a cost plus basis and for Rhode Island it is on a flat cost basis. Costs include the Company's cost of the facilities, equipment, supplies and services including, without limitations, the direct salary and benefit costs of personnel providing services to Optometric Providers and Optometric Care, and an allocation of the Company's overhead and support costs. For the past several years, as is expected in the future, Optometric Providers and Optometric Care have operated at break-even. Because the Company includes the financial statements of Optometric Providers and Optometric Care in its consolidated financial statements, the management fee is eliminated in consolidation. The management fees payable to the Company by the affiliated practices under the management services contracts vary based on the cost, nature and amount of services provided, and may be adjustable or subject to renegotiation from time to time. Management fees payable under existing and future contracts are subject to the requirements of applicable laws, rules and regulations and negotiations with individual professional practices.

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

  Under managed care or captivated payment contracts, Optometric Providers and Optometric Care would bear the risk for the component relating to the provision of medical services, if applicable. The Company would bear the risk for the eyewear component, if applicable. Because the Company has unilateral control and therefore consolidates the financial results of Optometric Providers and Optometric Care, the risk of either component is ultimately borne by the Company.

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

Selling, General and Administration Expenses. Selling, general and administration expenses were approximately $21.6 million and $15.3 million for the years ended December 31, 1996 and 1995, respectively. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in 1996 as compared to 1995. The salaries of optometrists are included in selling, general and adminstrative expenses. Selling, general and administrative expenses, as a percentage of net revenue, declined from 83.7% for the year ended December 31, 1995, to 72.1% for the year ended December 31, 1996. This decrease is a result of operating efficiencies which the Company began to realize from the acquisition and expansion of multi-site eye care centers and an increase in LVC revenue.

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

  As of December 31, 1996, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                                           Potential proceeds
----------------------------------------------------------                          --------------------
Warrants                                         2,472,100                                   $14,800,000
Class A Warrants                                    85,000                                       500,000
Unit Purchase Options                              215,000                                     3,700,000
IPO Representative Warrants                         85,000                                     1,300,000
Representative Warrants                            170,000                                     1,400,000
                                                                                   ---------------------
                                                                                             $21,700,000
                                                                                   =====================

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

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP

Boston, Massachusetts
February 28, 1997

                          SIGHT RESOURCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31                                                           1996               1995
----------------------------------------------------------------------------------------------------
(in thousands)
                        ASSETS

Current assets:
  Cash and cash equivalents                                       $       9,924     $       8,035
  Accounts receivable, net of allowance of $353 and $277
                                                                          1,405               662
  Inventories                                                             2,489             1,560
  Prepaid expenses and other current assets                                 286               171
  Assets held for sale (note 3)                                             458                 -
                                                                  -------------     -------------
          Total current assets                                           14,562            10,428
                                                                  -------------     -------------
Property and equipment, net (note 3)                                      4,935             5,778
                                                                  -------------     -------------
Other assets:
  Intangible assets (note 4)                                             11,768             6,908
  Other assets                                                              165               135
                                                                  -------------     -------------
          Total other assets                                             11,933             7,043
                                                                  -------------     -------------
                                                                  $      31,430     $      23,249
                                                                  =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving note payable (note 6)                                 $         475     $         475
  Current portion of long term debt (note 6)                                800               400
  Accounts payable                                                        1,843             1,727
  Accrued expenses (note 5)                                               3,670             2,499
                                                                  -------------     -------------
          Total current liabilities                                       6,788             5,101
                                                                  -------------     -------------
Non-current liabilities:
  Long term debt, less current maturities (note 6)                        1,600             1,000
  Other liabilities                                                         276               703
                                                                  -------------     -------------
          Total non-current liabilities                                   1,876             1,703
                                                                  -------------     -------------

Commitments (note 7)

Stockholders' equity (note 8):
  Preferred Stock, $.01 par value. Authorized 5,000,000
   shares; no shares issued and outstanding                                   -                 -
  Common stock, $.01 par value. Authorized 20,000,000
   shares; issued and outstanding 8,648,768 and 6,346,615
   shares in 1996 and 1995, respectively                                     86                63
  Additional paid-in capital                                             37,510            25,794
  Common stock issuable, 71,181 shares in 1996 (note 1(b))                  432                 -
  Accumulated deficit                                                   (15,262)           (9,412)
                                                                  -------------      ------------
          Total stockholders' equity                                     22,766            16,445
                                                                  -------------      ------------
                                                                  $      31,430     $      23,249
                                                                  =============     =============

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                                  1996             1995            1994
--------------------------------------------------------------------------------------------------
(in thousands except for per share amounts)
Net revenue                                         $    29,987      $    18,240     $      529
Cost of revenue                                          11,841            8,147            928
                                                    -----------      -----------     ----------
        Gross margin                                     18,146           10,093           (399)

Selling, general and administrative expense              21,625           15,265          2,492
Impairment of ophthalmic equipment (note 3)               2,622                -              -
                                                    -----------      -----------     ----------
  Total operating expenses                               24,247           15,265          2,492
                                                    -----------      -----------     ----------

      Loss from operations                               (6,101)          (5,172)        (2,891)
                                                    -----------      -----------     ----------

Other income (expense):
  Interest income                                           499              387            183
  Interest expense                                         (248)            (253)           (48)
  Other                                                       -              150           (189)
                                                    -----------      -----------     ----------
          Total other income (expense)                      251              284            (54)
                                                    -----------      -----------     ----------

          Net loss                                     ($ 5,850)        ($ 4,888)      ($ 2,945)
                                                    ===========      ===========     ==========

Net loss per share                                      ($ 0.78)         ($ 0.89)       ($ 0.94)
                                                    ===========      ===========    ===========

Weighted average number of common shares
  outstanding                                             7,523            5,488          3,122
                                                    ===========      ===========    ===========

         See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------
(in thousands)
                                                                ADDITIONAL                COMMON    CUMULATIVE      TOTAL
                                               COMMON STOCK      PAID-IN    ACCUMULATED    STOCK    TRANSLATION  STOCKHOLDERS
                                            SHARES   PAR VALUE   CAPITAL      DEFICIT    ISSUABLE   ADJUSTMENT      EQUITY
                                          -----------------------------------------------------------------------------------
Balance, December 31, 1993                   2,287  $     23   $  5,002     ($  1,579)   $      -      ($ 27)     $  3,419
Proceeds from public offering, net of
 offering costs                              2,472        25     12,496             -           -          -        12,521
Proceeds from exercise of IPO warrants          11         -         73             -           -          -            73
Issuance of Class A warrants                     -         -         65             -           -          -            65
Net loss                                         -         -          -        (2,945)          -          -        (2,945)
Cumulative translation adjustment                -         -          -             -           -        231           231
                                          --------  --------   --------      --------    --------   --------      --------
Balance, December 31, 1994                   4,770        48     17,636        (4,524)          -        204        13,364
Issuance of common stock for
 acquisitions                                  556         6      1,721             -           -          -         1,727
Issuance of common stock for equipment
 and other                                      64         -        206             -           -          -           206
Proceeds from exercise of warrants (note
 8)                                            955         9      6,221             -           -          -         6,230
Proceeds from exercise of stock options          2         -         10             -           -          -            10
Net loss                                         -         -          -        (4,888)          -          -        (4,888)
Cumulative translation adjustment                -         -          -             -           -       (204)         (204)
                                          --------  --------   --------      --------    --------   --------      --------
Balance, December 31, 1995                   6,347        63     25,794        (9,412)          -          -        16,445
Proceeds from exercise of warrants               -         -          1             -           -          -             1
Proceeds from public offering, net of
 offering costs                              1,775        18      9,816             -           -          -         9,834
Issuance of common stock for acquisitions      522         5      1,896             -         432          -         2,333
Proceeds from exercise of stock options          5         -          3             -           -          -             3
Net loss                                         -         -          -        (5,850)          -          -        (5,850)
                                          --------  --------   --------      --------    --------   --------      --------
Balance, December 31, 1996                   8,649  $     86   $ 37,510     ($ 15,262)   $    432   $      -      $ 22,766
                                          ========  ========   ========      ========    ========   ========      ========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                                     1996              1995                1994
---------------------------------------------------------------------------------------------------------------------------
(in thousands)
Operating activities:
  Net loss                                                               ($ 5,850)          ($ 4,888)          ($ 2,945)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                          2,221              1,688                928
     Impairment of ophthalmic equipment                                     2,622                  -                  -
     Realization of foreign currency gain                                       -               (150)                 -
     Amortization of debt financing cost                                        -                  -                 65
  Changes in operating assets and liabilities:
     Accounts receivable                                                     (248)                (1)               (33)
     Inventories                                                              153                424                  -
     Prepaid expenses and other current assets                                (47)                75                 (4)
     Accounts payable and accrued expenses                                 (1,408)              (844)            (1,294)
                                                                   --------------     --------------     --------------
       Net cash used in operating activities                               (2,557)            (3,696)            (3,283)
                                                                   --------------     --------------     --------------

Investing activities:
  Purchases of property and equipment                                      (1,639)            (1,948)              (175)
  Acquisition of subsidiaries                                              (2,854)            (2,363)                 -
  Other assets                                                                (72)                (4)               (19)
                                                                   --------------     --------------     --------------
       Net cash used in investing activities:                              (4,565)            (4,315)              (194)
                                                                   --------------     --------------     --------------

Financing activities:
  Principal payments on Bridge Notes and long term debt                      (400)              (400)            (1,100)
  Proceeds from sale of Bridge Notes and Class A warrants                       -                  -              1,100
  Proceeds from exercise of warrants and stock options                          4              6,240                 73
  Net proceeds from public offerings                                        9,834                  -             12,521
  Payment of other liabilities                                               (427)                 -                  -
                                                                   --------------     --------------     --------------
       Net cash provided by financing activities                            9,011              5,840             12,594
                                                                   --------------     --------------     --------------

Effect of exchange rate changes on cash                                         -                 12                 74
                                                                   --------------     --------------     --------------

Net increase (decrease) in cash and cash equivalents                        1,889             (2,159)             9,191

Cash and cash equivalents, beginning of period                              8,035             10,194              1,003
                                                                   --------------     --------------     --------------
Cash and cash equivalents, end of period                                $   9,924          $   8,035          $  10,194
                                                                   ==============     ==============     ==============

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

Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. as well as entered into a merger with E.B. Brown Opticians, Inc. (together "EB Brown") for approximately $4,000,000 in cash, 521,997 shares of common stock issued, 71,181 shares of common stock to be issued and $1,400,000 in notes payable over an eighteen month period. The total value assigned to the shares of common stock issued and to be issued is $2,333,000. The shares issued and to be issued have been recorded in the statement of stockholders' equity. EB Brown operates forty-two eye care centers located throughout Ohio and western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders. The transaction was accounted for using the purchase method of accounting.

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

(in thousands)                           1996                1995
                                   ---------------      ---------------
Revenue                                  $  37,834            $  35,377
                                   ===============      ===============
Net loss                                  ($ 5,202)            ($ 4,570)
                                   ===============
Loss per share                             ($ 0.67)             ($ 0.75)
                                   ===============      ===============

Weighted average number of common
 shares outstanding                          7,782                6,097
                                   ===============      ===============

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

(e) Revenue Recognition

Revenue and the related costs from the sale of eyewear are recognized at the time an order is placed. The revenue generated from eye care services is recognized when the services are performed. The Company has fee for service arrangements with all of its third party payors. Revenue is reported net of the contractual allowances. Contractual allowances are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience, industry reimbursement trends and other relevant factors. The Company has not had any material settlement with third-party payors nor is it aware of any material claims, disputes or unsettled matters with any third-party payor.

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

(i) Intangible Assets

Intangible assets resulting from the business acquisitions consist of patient lists, trademarks, non-compete agreement and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. If anticipated operating profits and future undiscounted cash flows are less than net book value, then an impairment charge is recorded to reduce the carrying value of the assets to fair value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

(m) Reclassification

Certain reclassifications were made to the 1995 Consolidated Financial Statements to conform to the 1996 presentation.

(3) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

YEARS ENDED DECEMBER 31           1996       1995    USEFUL LIFE
--------------------------------------------------------------------
(in thousands)
     Land and building         $    87     $    -    40 years
     Ophthalmic equipment        2,921      7,425    3-5 years
     Computer equipment            108         89    3 years
     Furniture and fixtures        659        379    3 years
     Leasehold improvements      1,698        261    Life of lease
     Construction-in-progress      557        104
                                 -----     ------
                                 6,030      8,258

Less accumulated depreciation    1,095      2,480
                                ------
Property and equipment, net     $4,935     $5,778
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

(4)  INTANGIBLE ASSETS

     Intangible assets consists of the following:

YEARS ENDED DECEMBER 31           1996       1995    USEFUL LIFE
----------------------------------------------------------------
(in thousands)
     Goodwill                  $ 9,132     $4,201    20-25
                                                     -----
     Patient lists               2,659      2,659    11-15
                                                     -----
     Non-compete                   120          -        5
                                                         -
     Trademarks                    713        413       15
                                ------                  --
                                12,624      7,273

     Accumulated amortization      856        365
          Total                $11,768     $6,908
                                ======

The useful lives of the above intangible assets are estimated based upon, among other things, independent appraisals, history of operations acquired, terms of agreements and industry standards.

(5) ACCRUED EXPENSES

    Accrued expenses consists of the following:


YEARS ENDED DECEMBER 31              1996      1995
------------------------------------------------------
(in thousands)
     Professional fees             $  220    $  344
     Payroll and related cost       1,263       676
     Acquisition payments             303       387
     Deferred revenue                 303       286
     Other                          1,581       806
                                =========  ========
                                   $3,670    $2,499
                                =========  ========


(6) DEBT

    Long term debt is as follows:


YEARS ENDED DECEMBER 31                                            1996     1995
--------------------------------------------------------------------------------
(in thousands)

 Bank term loan, 8.875 % interest rate at December 31, 1996, repayable in quarterly installments of $100 through March
 1998 followed by 4 quarterly installments of $125, secured by
 all assets of one of the Company's subsidiaries                 $1,000   $1,400

 Unsecured notes payable, 7% interest rate, $400 due on
 September 18, 1997 and $1,000 due on March 18, 1998; due on
 demand if the Company's cash balance is less than
 $2,800                                                           1,400        -
                                                                 ------   ------
                                                                  2,400    1,400

Less current maturities                                             800      400
                                                                 -------  ------
Long term debt, less current maturities                          $1,600   $1,000
                                                                 =======  ======

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

The future minimum lease rental commitments for facilities and equipment for the periods following December 31, 1996 are as follows:

                                         (in thousands)
       1997                                      $2,542
       1998                                       2,179
       1999                                       1,491
       2000                                       1,189
       2001                                         613
       Thereafter                                   423
                                         --------------
                                                 $8,437
                                         ==============

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation costs been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

(in thousands)                                   1996               1995                1994
                                           -------------      --------------      --------------
Net loss              as reported               ($ 5,850)           ($ 4,888)           ($ 2,945)
                                           =============      ==============      ==============
                      pro forma                 ($ 6,308)           ($ 5,328)           ($ 3,097)
                                           =============      ==============      ==============

Net loss per share    as reported                ($ 0.78)             ($0.89)            ($ 0.94)
                                           =============      ==============      ==============
                      pro forma                  ($ 0.84)            ($ 0.97)            ($ 0.99)
                                           =============      ==============      ==============

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

A summary of the stock option transactions follows:


                                                                         NUMBER OF             WEIGHTED AVERAGE
                                                    SHARES              SHARES UNDER                PRICE PER
                                                  AVAILABLE                OPTION                     SHARE
                                              ---------------      -------------------        -------------------
Balance, December 31, 1994                            524,000                  476,000                      $5.00
Canceled                                              173,667                 (173,667)                      6.49
Granted                                              (368,400)                 368,400                       5.21
Exercised                                                   -                   (2,100)                      4.40
                                              ---------------      -------------------        -------------------
Balance, December 31, 1995                            329,267                  668,633                       4.81
Increase in Plan                                      500,000                        -                          -
Canceled                                                8,200                   (8,200)                      5.41
Granted                                              (228,400)                 228,400                       6.46
Exercised                                                   -                  (20,700)                      4.39
                                              ---------------      -------------------        -------------------
Balance, December 31, 1996                            609,067                  868,133                      $5.24
                                              ===============      ===================        ===================

There were 407,421 and 253,012 shares exercisable under the Plan at December 31, 1996 and 1995, respectively.

The weighted average fair value of options granted under the Plan was $3.95 and $3.36 for the years ended December 31, 1996 and 1995, respectively.

The following table summarizes information about options outstanding as of December 31, 1996:

                            OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                -------------------------------------------           ---------------------------------------
                                    WEIGHTED
                                    AVERAGE        WEIGHTED
  RANGE OF          NUMBER         REMAINING        AVERAGE               NUMBER                WEIGHTED
  EXERCISE      OUTSTANDING AT    CONTRACTUAL      EXERCISE           EXERCISABLE AT             AVERAGE
   PRICES          12/31/96           LIFE           PRICE               12/31/96              EXERCISE PRICE
   ------          --------           ----           -----               --------              --------------
 $0.43-$3.00            60,000      5.9 years         $1.50                   60,000                    $1.50
 $3.50-$6.20           562,400      8.9 years         $4.88                  284,255                    $4.63
 $6.21-$8.50           245,733     10.5 years         $6.98                   63,166                    $7.76
                ---------------                                       ---------------
                       868,133                                               407,421
                ===============                                       ===============

(9) INCOME TAXES

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

YEARS ENDED DECEMBER 31                                     1996               1995             1994
-----------------------------------------------------------------------------------------------------
(in thousands)
    Computed "expected" tax benefit                      $ 1,989            $ 1,662           $1,001
    Increase in tax benefit resulting from:
      State net operating loss                               363                466              126
      Loss in foreign subsidiary                               -                868                -
    Decrease in tax benefit resulting from:
      Foreign net loss                                         -                  -             (628)
      Other                                                   (7)                (6)               3
      Increase in valuation allowance for deferred
         tax assets allocated to income tax
         expense                                          (2,345)            (2,990)            (502)
                                                    ------------        -----------      -----------
                                                         $     -            $     -           $    -
                                                    ============        ===========     ============

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

YEARS ENDED DECEMBER 31                                1996               1995
------------------------------------------------------------------------------
(in thousands)
     Deferred tax assets:
       Net operating loss carryforwards             $ 6,890            $ 3,861
       Vacation accrual                                 135                 55
       Bad debt reserve                                 107                 92
       Other reserves                                   530                586
                                              -------------     --------------
               Gross deferred tax assets              7,662              4,594

       Valuation allowance under SFAS 109            (7,600)            (4,591)
                                              -------------     --------------
               Net deferred tax assets                   62                  3
       Less deferred tax liabilities:
       Plant and equipment                              (62)                (3)
                                              -------------     --------------

               Net deferred tax                     $     -            $     -
                                              =============     ==============

A valuation allowance in the amount of $7,600,000 and $4,591,000 was established at December 31, 1996 and 1995, respectively. This allowance has been established due to the uncertainty in the ability of the Company to benefit from the federal and state operating loss carryforwards.

Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be allocated as follows:

YEARS ENDED DECEMBER 31                                            1996              1995
-----------------------------------------------------------------------------------------
(in thousands)
Income tax benefit that would be reported in the
  statement of earnings                                          $6,775            $3,823
Charge to goodwill for recognition of acquired tax assets           825               768
                                                            -----------      ------------
                                                                 $7,600            $4,591
                                                            ===========      ============


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

(11) SUPPLEMENTARY CASH FLOW INFORMATION

  The following represents supplementary cash flow information:

YEARS ENDED DECEMBER 31                                      1996            1995             1994
--------------------------------------------------------------------------------------------------
(in thousands)
Interest paid                                             $   223         $   210              $48
                                                    =============     ===========     ============
Non-cash financing activities:
  Issuance of Class A Warrants in conjunction
     with Bridge Notes                                    $     -         $     -              $65
                                                    =============     ===========     ============
Issuance of stock for equipment and other                 $     -         $   206              $ -
                                                    =============     ===========     ============
Acquisitions:
Assets acquired                                           $10,266         $ 7,697              $ -
Net liabilities assumed                                    (2,533)         (3,310)               -
Notes payable                                              (1,400)              -                -
Common stock issued                                        (1,901)         (1,727)               -
Common stock issuable                                        (432)              -                -
                                                    -------------     -----------     ------------
Cash paid                                                   4,000           2,660                -

Less cash acquired                                         (1,146)           (296)               -
                                                    -------------     -----------     ------------
Net cash paid for acquisition                             $ 2,854         $ 2,364              $ -
                                                    =============     ===========     ============

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
            to Exhibit 4.2 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form SB-2 File No. 33-
            56668)

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

EXHIBIT
NUMBER       DESCRIPTION
------       -----------

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

(10.12)   -  Asset Purchase Agreement dated August 24, 1995 between the
             Registrant, Douglas Vision World, Inc., S.J. Haronian, Kathleen
             Haronian, Lynn Haronian, Shirley Santoro and Tri-State Leasing
             Company (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange
             Commission on September 8, 1995)

(10.13)   -  Asset Transfer and Merger Agreement dated as of July 1,1996 by and among Sight Resource Corporation, E.B. Acquisition Corp., The E.B.
             Brown Optical Company, Brown Optical Laboratories, Inc., E.B. Brown
             Opticians, Inc.,

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Holliston, Massachusetts on July 15, 1998.


                                   SIGHT RESOURCE CORPORATION


                                   By:  /s/ William T. Sullivan
                                        -----------------------
                                        William T. Sullivan
                                        President