Form 10-Q/A
period 1997-03-31
SIGHT RESOURCE CORP
filed 1998-07-16
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM  10-Q/A
                               (Amendment No.2)

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarterly Period Ended   March 31, 1997  Commission File Number   0-21068
                              --------------                          --------

                          SIGHT RESOURCE CORPORATION
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                Delaware                                  04-3181524
-------------------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

                            67 South Bedford Street
                             Burlington, MA 01803
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 617-229-1100
-------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X   No___
                                                          ----


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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                                    March 31,                December 31,
                                                                                      1997                      1996
                                                                           -------------------------     --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                  $8,252                   $9,924
   Accounts receivable, net of allowance
     of $381 and $353, respectively                                                            1,875                    1,405
   Inventories                                                                                 2,395                    2,489
   Prepaid expenses and other current assets                                                     967                      286
   Assets held for sale                                                                          360                      458
                                                                           -------------------------     --------------------
      Total current assets                                                                    13,849                   14,562
                                                                           -------------------------     --------------------

Property and equipment                                                                         6,470                    6,030
Less accumulated depreciation                                                                 (1,414)                  (1,095)
                                                                           -------------------------     --------------------
      Net property and equipment                                                               5,056                    4,935
                                                                           -------------------------    ---------------------

Other assets:
   Intangible assets, net                                                                     11,604                   11,768
   Other assets                                                                                  847                      165
                                                                           -------------------------    ---------------------
     Total other assets                                                                       12,451                   11,933
                                                                           -------------------------    ---------------------
                                                                                             $31,356                  $31,430
                                                                           =========================    =====================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving note payable                                                                     $1,475                     $475
   Current portion of long term debt                                                           1,400                      800
   Accounts payable                                                                            1,384                    1,843
   Accrued expenses                                                                            4,395                    3,670
                                                                           -------------------------    ---------------------
      Total current liabilities                                                                8,654                    6,788
                                                                           -------------------------    ---------------------

Non-current liabilities:
   Long term debt, less current maturities                                                       ---                    1,600
   Other liabilities                                                                             280                      276
                                                                           -------------------------    ---------------------
     Non-current liabilities                                                                     280                    1,876
                                                                           -------------------------    ---------------------

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares issued and outstanding.                                                   ---                      ---
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 8,648,768 at March 31, 1997
     and December 31, 1996.                                                                       86                       86
   Additional paid-in capital                                                                 37,690                   37,510
   Common stock issuable, 71,181 shares at March 31,
      1997 and December 31, 1996                                                                 432                      432
   Treasury stock at cost
         (shares at March 31, 1997: 30,600)                                                     (137)                     ---
   Accumulated deficit                                                                       (15,649)                 (15,262)
                                                                           -------------------------    ---------------------
     Total stockholders' equity                                                               22,422                   22,766
                                                                           -------------------------    ---------------------
                                                                                             $31,356                  $31,430
                                                                           =========================    =====================

See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                                   Three Months Ended
                                                                             March 31,           March 31,
                                                                               1997                1996
                                                                   ---------------------------------------------
Net revenue                                                                  $10,440                      $5,660

Cost of revenue                                                                3,849                       2,262
                                                                    ----------------                ------------

   Gross profit                                                                6,591                       3,398

Selling, general and administrative expenses                                   7,000                       4,082
                                                                    ----------------                ------------

Loss from operations                                                            (409)                       (684)
                                                                    ----------------                ------------

Other income (expense)
   Interest income                                                               102                          94
   Interest expense                                                              (80)                        (58)
                                                                    ----------------                ------------
     Total other income (expense)                                                 22                          36
                                                                    ----------------                ------------

Net loss                                                                       ($387)                      ($648)
                                                                    ================                ============



Net loss per common share                                                     ($0.04)                     ($0.10)
                                                                    ================                ============

Weighted average number of common
  shares outstanding                                                           8,638                       6,347
                                                                    ================                ============

See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                  Three Months Ended
                                                                      March 31, 1997             March 31, 1996
                                                                  ----------------------     ----------------------
Operating activities:
   Net loss                                                                       ($387)                     ($648)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization                                                 483                        435
      Changes in operating assets and liabilities:
         Accounts receivable                                                       (470)                      (378)
         Inventories                                                                 94                       (114)
         Prepaid  expenses and other current assets                                (681)                      (373)
         Accounts payable and accrued expenses                                      266                       (399)
                                                                  ----------------------     ----------------------
             Net cash used in operating activities                                 (695)                    (1,477)
                                                                  ----------------------     ----------------------

Investing activities:
   Purchases of property and equipment                                             (440)                      (229)
   Proceeds from sale of assets                                                      98                        376
   Other assets                                                                    (502)                       (37)
                                                                  ----------------------     ----------------------
         Net cash provided by(used in) investing activities                        (844)                       110
                                                                  ----------------------     ----------------------

Financing activities:
   Principal payments on long term debt                                             ---                       (100)
  Other liabilities                                                                   4                         10
  Net proceeds from exercise of  warrants                                           ---                          1
   Purchase of common stock for treasury                                           (137)                       ---
                                                                  ----------------------     ----------------------
            Net cash used in  financing activities                                 (133)                       (89)
                                                                  ----------------------     ----------------------

Net (decrease) in cash and cash equivalents                                      (1,672)                    (1,456)

Cash and cash equivalents, beginning of period                                    9,924                      8,035
                                                                  ----------------------     ----------------------
Cash and cash equivalents, end of period                                        $ 8,252                      6,579
                                                                  ======================     ======================
Supplemental Disclosure:
   Interest paid                                                                $   102                    $    44
                                                                  ======================     ======================
   Equity issued associated with
      credit agreement                                                          $   180                        ---
                                                                  ======================     ======================

See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



(1)     THE COMPANY
    (a) Nature of Business

        The business of Sight Resource Corporation is to participate in the delivery of a complete range of eye care products and services` through integrated networks of opticians, optometrists and ophthalmologists.

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

                          SIGHT RESOURCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


   (f) Intangible Assets
       Intangible assets resulting from the business acquisitions consist of patient lists, trademarks, non-compete agreement and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. If anticipated operating profits and future, undiscounted cash flows are less than net book value, then an impairment charge is recorded to reduce the carrying value of the assets to fair value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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


(3)    DEBT
       Debt is as follows:

                                                                 MARCH 31,               DECEMBER 31,
                                                                      1997                       1996
                                                                      ----                       ----
       Bank term loan secured by all assets of one of the
       Company's subsidiaries                                      $     -                    $ 1,000


       Unsecured notes payable, 7% interest rate, $400 due on
       September 18, 1997 and $1,000 due on March 18, 1998;
       due on demand if the Company's cash balance is less
       than $2,800                                                   1,400                      1,400
                                                                   -------                    -------
                                                                     1,400                      2,400

       Less current maturities                                       1,400                        800
                                                                   -------                    -------
       Long term debt, less current maturities                     $     0                    $ 1,600
                                                                   =======                    =======

       At December 31, 1996, the Company had available a revolving credit facility in the amount of $500 based on eligible accounts receivable and inventory balances. As of December 31, 1996, $25 was unused.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(3)  DEBT (CONTINUED)
     On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000 on a term loan basis and $5,000 on a revolving credit basis, subject to certain performance criteria. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of March 31, 1997, the entire term loan was unused and $1,475 is outstanding on the revolving note. The revolving note bears interest at the bank's prime rate plus 1.25% (9.75% at March 31, 1997). As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. The warrants were accounted for as additional paid in capital based upon the fair value of the securities. Fair market value was determined by using the relationship of the interest rate charged with the warrants versus the rate to be charged without the warrants. This value approximated that obtained using the Black Scholes Method.

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

As of March 31, 1997, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                                   Potential
                                                                             proceeds
--------------------------------------------------                  -------------------
Warrants                                 2,472,100                         $14,800,000
Class A Warrants                            85,000                             500,000
Unit Purchase Options                      215,000                           3,700,000
IPO Representative Warrants                 85,000                           1,300,000
Creditanstalt Warrants                     150,000                             694,000
Representative Warrants                    170,000                           1,400,000
                                                                    -------------------
                                                                           $22,394,000
                                                                    ===================

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

PART II.  OTHER INFORMATION


 Item 6   EXHIBITS AND REPORTS ON FORM 8-K
          a.  Exhibits furnished as Exhibits hereto:
                  Exhibit 10.1  Amendment No. 1 to Employment Agreement dated
                  ------------
                  January 2, 1997, among Cambridge Eye Associates, Inc., Sight Resource Corporation and Elliot S. Weinstock, O.D.


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

                                            SIGHT RESOURCE CORPORATION


Date:  July 15, 1998                        By: /s/ William T. Sullivan
                                                -----------------------
                                                William T. Sullivan
                                                President