Form 10-Q/A
period 1997-06-30
SIGHT RESOURCE CORP
filed 1998-07-16
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q/A
                               (Amendment No. 1)

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  For Quarterly Period Ended June 30, 1997     Commission File Number 0-21068
                             -------------                            --------


                           SIGHT RESOURCE CORPORATION
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                        04-3181524
-------------------------------------------------------------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                    Identification No.)

                              100 Jeffrey Avenue
                             Holliston, MA 01746
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 508-429-6916
-------------------------------------------------------------------------------
                          (Issuer's telephone number)

                        Registrant formerly located at
                            67 South Bedford Street
                             Burlington,  MA 01803
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since the last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes  X   No
                                                         -----   ----

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On July 31, 1997, 8,618,168 shares of common stock, par value $0.01 per share, were outstanding.

                                                  TOTAL PAGES               13
                                                  EXHIBIT INDEX AT PAGE     12

                           SIGHT RESOURCE CORPORATION
                                     INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

   Item 1  Financial Statements

           Consolidated Balance Sheets as of June 30, 1997, and December 31, 1996                                  3

           Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996         4

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996                   5

           Notes to Consolidated Financial Statements                                                              6

   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations                  10

PART II. OTHER INFORMATION

   Item 4  Submission of Matters to a Vote of Security Holders                                                    12

   Item 6  Exhibits and Reports on Form 8-K                                                                       12

           Signatures                                                                                             13

PART I.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

                          SIGHT RESOURCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                  JUNE 30,    DECEMBER 31,
                                                                                    1997          1996
                                                                                  ---------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $   8,215   $    9,924
   Accounts receivable, net of allowances of $361 and $353, respectively              1,815        1,405
   Inventories                                                                        2,580        2,489
   Prepaid expenses and other current assets                                            789          286
   Assets held for sale                                                                 325          458
                                                                                  ---------   ----------
      Total current assets                                                           13,724       14,562
                                                                                  =========   ==========

Property and equipment                                                                6,613        6,030
Less accumulated depreciation                                                        (1,730)      (1,095)
                                                                                  ---------   ----------
      Net property and equipment                                                      4,883        4,935
                                                                                  ---------   ----------
Other assets:
   Intangible assets, net                                                            11,441       11,768
   Other assets                                                                         890          165
                                                                                  ---------   ----------
     Total other assets                                                              12,331       11,933
                                                                                  ---------   ----------
                                                                                  $  30,938   $   31,430
                                                                                  =========   ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving note payable                                                         $   1,475   $      475
   Current portion of long term debt                                                  1,400          800
   Accounts payable                                                                   1,740        1,843
   Accrued expenses                                                                   3,833        3,670
                                                                                  ---------   ----------
      Total current liabilities                                                       8,448        6,788
                                                                                  =========   ==========

Non-current liabilities:
   Long term debt, less current maturities                                               --        1,600
   Other liabilities                                                                    273          276
                                                                                  ---------   ----------
     Non-current liabilities                                                            273        1,876
                                                                                  ---------   ----------
Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000 shares; no shares
   issued and outstanding                                                                --           --
   Common Stock, $.01 par value.  Authorized 20,000,000 shares; issued 8,648,768
   at June 30, 1997 and December 31, 1996                                                86           86
   Additional paid-in capital                                                        37,690       37,510
   Common stock issuable, 71,181 shares at June 30, 1997 and December 31, 1996          432          432
   Treasury stock at cost (shares at June 30, 1997: 30,600)                            (137)          --
   Accumulated deficit                                                              (15,854)     (15,262)
                                                                                  ---------   ----------
      Total stockholders' equity                                                     22,217       22,766
                                                                                  ---------   ----------
                                                                                  $  30,938   $   31,430
                                                                                  =========   ==========

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                                 1997         1996         1997         1996
                                                             -----------  ----------   -----------  ------------
Net revenue                                                  $ 10,027     $  5,918     $ 20,467     $ 11,578

Cost of revenue                                                 3,746        2,282        7,595        4,544
                                                             --------     --------     --------     --------

  Gross profit                                                  6,281        3,636       12,872        7,034

Selling, general and administrative expenses                    6,738        4,364       13,738        8,446
                                                             --------     --------     --------     --------

Loss from operations                                             (457)        (728)        (866)      (1,412)
                                                             --------     --------     --------     --------
Other income (expense)
  Interest income                                                 121           86          223          180
  Interest expense                                                (92)         (55)        (172)        (113)
  Gain on sale of assets                                          223           --          223           --
                                                             --------     --------     --------     --------
  Total other income                                              252           31          274           67
                                                             --------     --------     --------     --------

Net loss                                                        ($205)       ($697)       ($592)     ($1,345)
                                                             ========     ========     ========     ========

Net loss per common share                                      ($0.02)      ($0.11)      ($0.07)      ($0.21)
                                                             ========     ========     ========     ========

  Weighted average number of common shares outstanding          8,618        6,458        8,628        6,402
                                                             ========     ========     ========     ========

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                  Six Months Ended
                                                                            June 30, 1997   June 30, 1996
                                                                            -------------   -------------
Operating activities:
   Net loss                                                                      ($592)         ($1,345)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                962              869
      Gain on sale of assets                                                      (223)              --

      Changes in operating assets and liabilities:
         Accounts receivable                                                      (410)            (293)
         Inventories                                                               (91)             (26)
         Prepaid expenses and other current assets                                (503)            (261)
         Accounts payable and accrued expenses                                      60             (617)
                                                                            -------------   -------------
              Net cash used in operating activities                               (797)          (1,673)
                                                                            -------------   -------------

Investing activities:
   Purchases of property and equipment                                            (638)            (480)
   Proceeds from sale of assets                                                    411              376
   Other assets                                                                   (545)              (6)
                                                                            -------------   -------------
              Net cash used in investing activities                               (772)            (110)
                                                                           --------------   -------------

Financing activities:
   Principal payments on long term debt                                             --             (200)
   Net proceeds from issuance of common stock                                       --            9,600
   Other liabilities                                                                (3)              10
   Purchase of common stock for treasury                                          (137)              --
                                                                            -------------   -------------
              Net cash (used in) provided by financing activities                 (140)           9,410
                                                                            -------------   -------------

Net increase (decrease) in cash and cash equivalents                            (1,709)           7,627

Cash and cash equivalents, beginning of period                                   9,924            8,035
                                                                            -------------   -------------

Cash and cash equivalents, end of period                                       $ 8,215        $  15,662
                                                                            =============   =============
Supplemental Disclosure:
   Interest paid                                                               $   172        $      41
                                                                            =============   =============

   Equity issued associated with Credit Agreement                              $   180        $      --
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

                          SIGHT RESOURCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(3)  DEBT

     Debt is as follows:



                                                                                                           JUNE 30,    DECEMBER 31,
                                                                                                             1997         1996
                                                                                                          ---------   -------------
       Bank term loan, secured by all assets of one of the Company's subsidiaries                         $      --      $ 1,000

       Unsecured notes payable, 7% interest rate, $400 due on September 18, 1997 and $1,000 due
       on March 18, 1998; due on demand if the Company's cash balance is less than $2,800                     1,400        1,400
                                                                                                          ---------      -------
                                                                                                              1,400        2,400

       Less current maturities                                                                                1,400          800
                                                                                                          ---------      -------
       Long term debt, less current maturities                                                            $      --      $ 1,600
                                                                                                          =========      =======

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

     For the three month period ended June 30, 1997, the Company was not in compliance with two of its financial covenants in the Agreement related to a.) minimum requirement of earnings before interest, depreciation, amortization and taxes and b.) minimum net worth requirement. The Company obtained a waiver from the bank for noncompliance with these covenants as of and for the quarter ended June 30, 1997.

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

     As of June 30, 1997, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

                                                      Potential
     Securities                                       proceeds
     -------------------------------------          -------------
     Warrants                    2,472,100            $14,800,000
     Class A Warrants               85,000                500,000
     Unit Purchase Options         215,000              3,700,000
     IPO Representative Warrants    85,000              1,300,000
     Creditanstalt Warrants        150,000                694,000
     Representative Warrants       170,000              1,400,000
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

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit No.                Title
          -----------                -----
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


                                         SIGHT RESOURCE CORPORATION


Date: July 15, 1998                      By: /s/  WILLIAM T. SULLIVAN
                                             ------------------------
                                             William T. Sullivan
                                             President