Form 10-Q/A
period 1997-09-30
SIGHT RESOURCE CORP
filed 1998-07-16
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q/A
                               (Amendment No. 1)

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



  For Quarterly Period Ended September 30, 1997  Commission File Number 0-21068
                             ------------------                         -------

                          SIGHT RESOURCE CORPORATION
  -----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



             Delaware                                        04-3181524
  -----------------------------------------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

                               100 Jeffrey Avenue
                               Holliston, MA 01746
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 508-429-6916
  -----------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
  -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since the last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                    Yes   X    No  _____
                                                       ------

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

                          SIGHT RESOURCE CORPORATION
                                     INDEX



                                                                                                                        PAGE
                                                                                                                        ----
PART I. FINANCIAL INFORMATION

 Item 1   Financial Statements

          Consolidated Balance Sheets as of September 30, 1997, and December 31, 1996                                     3

          Consolidated Statements of Operations for the Three and Six Months Ended September 30, 1997 and 1996            4

          Consolidated Statements of Cash Flows for the Six Months Ended September 30, 1997 and 1996                      5

          Notes to Consolidated Financial Statements                                                                      6

 Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations                          10

PART II.  OTHER INFORMATION

 Item 6   Exhibits and Reports on Form 8-K                                                                               12

          Signatures                                                                                                     13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          SIGHT RESOURCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    1997           1996
                                                                                -------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  3,883      $  9,924
   Accounts receivable, net of allowances of $515 and $353, respectively             2,509         1,405
   Inventories                                                                       4,133         2,489
   Prepaid expenses and other current assets                                           803           286
   Assets held for sale                                                                 56           458
                                                                                  --------      --------
      Total current assets                                                          11,384        14,562
                                                                                  --------      --------

Property and equipment                                                              10,169         6,030
Less accumulated depreciation                                                       (4,236)       (1,095)
                                                                                  --------      --------
      Net property and equipment                                                     5,933         4,935
                                                                                  --------      --------
Other assets:
   Intangible assets, net                                                           15,170        11,768
   Other assets                                                                      1,399           165
                                                                                  --------      --------
     Total other assets                                                             16,569        11,933
                                                                                  --------      --------
                                                                                  $ 33,886      $ 31,430
                                                                                  ========      ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving note payable                                                         $  1,475      $    475
   Current portion of long term debt                                                 1,000           800
   Accounts payable                                                                  2,678         1,843
   Accrued expenses                                                                  4,682         3,670
                                                                                  --------      --------
      Total current liabilities                                                      9,835         6,788
                                                                                  --------      --------

Non-current liabilities:
   Long term debt, less current maturities                                              --         1,600
   Other liabilities                                                                 1,163           276
                                                                                  --------      --------
     Non-current liabilities                                                         1,163         1,876
                                                                                  --------      --------

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000  shares; no shares
   issued and outstanding                                                               --            --
   Common Stock, $.01 par value.  Authorized 20,000,000  shares; issued
   8,756,500 at September 30, 1997 and  8,648,768 at December 31, 1996                  88            86
   Additional paid-in capital                                                       38,282        37,510
   Common Stock issuable, 71,181 shares at September 30, 1997 and December
   31, 1996                                                                            432           432
   Treasury stock at cost  (shares at September  30, 1997: 30,600)                    (137)           --
   Accumulated deficit                                                             (15,777)      (15,262)
                                                                                  --------      --------
      Total stockholders' equity                                                    22,888        22,766
                                                                                  --------      --------
                                                                                  $ 33,886      $ 31,430
                                                                                  ========      ========

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997            1996            1997             1996
                                                            -------------   -------------   -------------    -------------
Net revenue                                                    $ 12,674         $  9,764        $ 33,141          $ 21,342

Cost of revenue                                                   4,463            3,787          12,058             8,331
                                                              ---------         --------       ---------        ----------
   Gross profit                                                   8,211            5,977          21,083            13,011

Selling, general and administrative expenses                      8,364            6,702          22,102            15,148
                                                              ---------         --------       ---------        ----------

Loss from operations                                               (153)            (725)         (1,019)           (2,137)
                                                              ---------         --------       ---------        ----------
Other income (expense)
   Interest income                                                   69              169             292               349
   Interest expense                                                 (89)             (38)           (261)             (151)
   Gain on sale of assets                                           251               --             474                --
                                                              ---------         --------       ---------        ----------
   Total other income                                               231              131             505               198
                                                              ---------         --------       ---------        ----------

Net income (loss)                                              $     78          $  (594)       $   (514)         $ (1,939)
                                                              =========         ========       =========        ==========

Earnings (loss) per common share                               $   0.01          $ (0.07)       $  (0.06)         $  (0.28)
                                                              =========         ========       =========        ==========

  Weighted average number of common shares outstanding            8,782            8,158           8,639             6,988
                                                              =========         ========       =========        ==========

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

(3)  DEBT

     Debt is as follows:

                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          1997               1996
                                                                                    -----------------  ----------------
Bank term loan, secured by all assets of one of the Company's subsidiaries               $    --            $  1,000

Unsecured notes payable, 7% interest rate, $400 paid on September 18, 1997 and
$1,000 due on March 18, 1998; due on demand if the Company's cash balance is
less than $2,800                                                                           1,000               1,400
                                                                                        --------             -------
                                                                                           1,000               2,400

Less current maturities                                                                    1,000                 800
                                                                                        ========            ========
Long term debt, less current maturities                                                  $    --            $  1,600
                                                                                        ========            ========

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

     As of September 30, 1997, the Company was not in compliance with two of its financial covenants in the Agreement related to i.) minimum requirement of earnings before interest, depreciation, amortization and taxes and ii.) minimum net worth requirement. The Company obtained a waiver from the bank for noncompliance with these covenants as of and for the quarter ended September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1997, the Company had approximately $3.9 million in cash and cash equivalents and working capital of approximately $1.5 million in comparison to approximately $9.9 million in cash and cash equivalents and working capital of approximately $7.8 million as of December 31, 1996. Significant changes in balance sheet line items included in working capital, such as inventory and accrued expenses, are related to the acquisition of Vision Holdings, Ltd.

  On October 9, 1997, the Company signed a definitive purchase agreement for the sale of approximately $5 million of its Series B Convertible Preferred Stock and warrants to purchase common stock to The Carlyle Group. The transaction is expected to close by the end of November, 1997.

  As of September 30, 1997, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

                                                                                              POTENTIAL
                           SECURITIES                                                         PROCEEDS
                           ------------------------------------------------------            ------------
                           Warrants                                     2,472,100           $  14,800,000

                           Class A Warrants                                85,000                 500,000

                           Unit Purchase Options                          215,000               3,700,000

                           IPO Representative Warrants                     85,000               1,300,000

                           Creditanstalt Warrants                         150,000                 694,000

                           Representative Warrants                        170,000               1,400,000
                                                                                            -------------
                                                                                            $  22,394,000
                                                                                            =============

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