Form 10-Q
period 1998-06-30
SIGHT RESOURCE CORP
filed 1998-08-12
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarterly Period Ended   June 30, 1998  Commission File Number   0-21068
                              -------------                          --------

                          SIGHT RESOURCE CORPORATION

--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                          04-3181524
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
                                                        Yes   X    No
                                                           ------    ------

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On August 5, 1998, 8,885,730 shares of common stock, par value $0.01 per share, were outstanding.

                                              TOTAL PAGES                 18
                                              EXHIBIT INDEX AT PAGE       17

                          SIGHT RESOURCE CORPORATION
                                     INDEX



PART I.         FINANCIAL INFORMATION                                    PAGE
                                                                         ----
Item 1  Financial Statements

                Consolidated Balance Sheets as of June 30, 1998 and
                December 31, 1997                                          3

                Consolidated Statements of Operations for the
                Three and Six Months Ended  June 30, 1998 and 1997         4

                Consolidated Statements of Cash Flows for the Six
                Months Ended  June 30, 1998 and 1997                       5

                Notes to Consolidated Financial Statements                 6


Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             11

PART II.        OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds                         16

Item 4  Submission of Matters to a Vote of Security Holders               16

Item 5  Other Information                                                 17

Item 6  Exhibits and Reports on Form 8-K                                  17

        Signatures                                                        18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)


                                                June 30,        December 31,
                                                  1998             1997
                                              -------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents                    $  1,350            $  6,076
   Accounts receivable, net of allowance
     of $376 and $478, respectively                2,524               1,781
   Inventories                                     4,718               4,434
   Prepaid expenses and other current assets         396                 377
                                               -------------   --------------
      Total current assets                         8,988              12,668
                                               -------------   --------------

Property and equipment                            12,264              10,070
Less accumulated depreciation                     (6,189)             (4,406)
                                               -------------   --------------
      Net property and equipment                   6,075               5,664
                                               -------------   --------------

Other assets:
   Intangible assets, net                         17,292              14,898
   Other assets                                    1,211               1,277
                                               -------------   --------------
     Total other assets                           18,503              16,175
                                               -------------   --------------
                                                $ 33,566            $ 34,507
                                               =============   ==============


LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt            $    117            $  1,000
   Accounts payable                                2,321               1,797
   Accrued expenses                                4,257               5,628
                                               -------------   --------------
      Total current liabilities                    6,695               8,425
                                               -------------   --------------

Non-current liabilities:
  Long term debt, less current                       233                 ---
   maturities
  Other liabilities                                   95                 101
                                               -------------   --------------
     Total non-current liabilities                   328                 101
                                               -------------   --------------

Redeemable convertible preferred stock
      1,452,119 shares issued                      6,535               6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.
    Authorized 5,000,000
     shares; no shares issued and                    ---                 ---
      outstanding.
   Common Stock, $.01 par value.
    Authorized 20,000,000
     shares; issued 8,885,730 at June
      30, 1998
     and 8,756,500 at  December 31,                   90                  88
      1997.
   Additional paid-in capital                     36,799              36,329
   Common stock issuable, 71,181 shares
    at June 30, 1998 and December 31, 1997           432                 432
   Treasury stock at cost
    (30,600 shares in 1998 and 1997)                (137)               (137)
   Accumulated deficit                           (17,176)            (17,266)
                                               -------------   --------------
      Total stockholders' equity                  20,008              19,446
                                               -------------   --------------
                                                $ 33,566            $ 34,507
                                               =============   ==============

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Operations
                     (In thousands, except per share data)





                                       Three Months Ended    Six Months Ended
                                    --------------------------------------------
                                       June 30,  June 30,     June 30,  June 30,
                                         1998      1997        1998       1997
                                    --------------------------------------------
Net revenue                           $14,498      $10,027    $28,078   $20,467

Cost of revenue                         5,071        3,746      9,823     7,595
                                    ---------    ---------  ---------  --------

   Gross profit                         9,427        6,281     18,255    12,872

Selling, general and
 administrative expenses                9,311        6,738     18,206    13,738
                                    ---------    ---------  ---------  --------
Income  (loss) from operations            116         (457)        49      (866)
                                    ---------    ---------  ---------  --------
Other income (expense)
   Interest income                         57          121        128       223
   Interest expense                       (45)         (92)       (96)     (172)
   Gain on sale of assets                   -          223         69       223
                                    ---------    ---------  ---------  --------
     Total other income                    12          252        101       274
                                    ---------    ---------  ---------  --------

     Income (loss) before
      income tax expense                  128         (205)       150      (592)

Income tax expense                         51            -         60         -
                                    ---------    ---------  ---------  --------

Net income (loss)                     $    77      $  (205)   $    90   $  (592)
                                    =========    =========  =========  ========
Basic and diluted earnings (loss)
 per common share and
 potential common share               $  0.01      $ (0.02)   $  0.01   $ (0.07)
                                    =========    =========  =========  ========


Weighted average number of
 common shares outstanding              8,885        8,618      8,791     8,628

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Cash Flows
                                (In thousands)


                                                  Six Months Ended
                                            June 30, 1998    June 30, 1997
                                            --------------  --------------
Operating activities:
   Net income (loss)                               $    90         $  (592)
   Adjustments to reconcile net income
    (loss)  to net cash used
    in operating activities:
      Depreciation and amortization                  1,277             962
      Gain on sale of assets                           (69)           (223)
      Changes in operating assets and
       liabilities:
         Accounts receivable                          (612)           (410)
         Inventories                                    30             (91)
         Prepaid expenses and other
          current assets                               (51)           (503)
         Accounts payable and accrued
          expenses                                  (1,690)             60
                                            --------------  --------------
             Net cash used in operating
              activities                            (1,025)           (797)
                                            --------------  --------------
Investing activities:
   Purchases of property and equipment                (603)           (638)
   Payments for acquisitions                        (2,351)            ---
   Proceeds from sale of assets                         99             411
   Other assets                                         40            (545)
                                            --------------  --------------
         Net cash used in investing                 (2,815)           (772)
          activities                        --------------  --------------

Financing activities:
   Principal payments on long term debt             (1,000)            ---
   Other liabilities                                    (7)             (3)
   Proceeds from issuance of stock                     121             ---
   Purchase of common stock for treasury               ---            (137)
                                            --------------  --------------
            Net cash used in financing
             activities                               (886)           (140)

                                            --------------  --------------
Net decrease in cash and cash
 equivalents                                        (4,726)         (1,709)


Cash and cash equivalents, beginning of
 period                                              6,076           9,924
                                            --------------  --------------
Cash and cash equivalents, end of period           $ 1,350         $ 8,215
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

    (b) Acquisitions

     During 1995, the Company acquired two primary eye care chains, effective January 1, 1995 and July 1, 1995, respectively. The aggregate purchase price paid in connection with the acquisitions consisted of (i) $2,660 in cash, (ii) 555,525 shares of common stock, (iii) the assumption of approximately $1,600 of net liabilities, and (iv) $660 payable over a 3 year period and $250 payable over 18 months, contingent upon the occurrence of certain future events. As of December 31, 1997, these chains operated 30 eye care centers. The transactions were accounted for using the purchase method of accounting.

     Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. as well as entered into a merger with E.B. Brown Opticians, Inc. (together "EB Brown") for approximately $7,733, consisting of: $4,000 in cash, 521,997 shares of common stock issued, 71,181 shares of common stock to be issued and $1,400 in notes payable over an eighteen month period. When the common stock to be issued is issued, the $432 of common stock issuable will be reclassed into common stock and additional paid in capital. As of December 31, 1997, EB Brown operated thirty-nine eye care centers located throughout Ohio and Western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders. The transaction was accounted for using the purchase method of accounting.

     Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, an Optometry Corporation d/b/a Vision Plaza) ("Vision Plaza"). The purchase price paid in connection with this acquisition was $2,000 in cash and the assumption and repayment of notes payable outstanding as of July 1, 1997 of approximately $800. As of December 31, 1997, Vision Plaza operated 14 primary eye care centers and three specialty eyewear centers in southeast Louisiana and Mississippi. The acquisition was accounted for using the purchase method of accounting.

     Effective April 1, 1998, the Company acquired one hundred percent of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2,309 of cash on hand, $350 in notes payable in twelve equal quarterly installments commencing June 30, 1998, and 87,940 shares of common stock. As of April 1, 1998, Eyeglass Emporium operated nine eye care centers in Indiana. The acquisition was accounted for using the purchase method of accounting.

                          SIGHT RESOURCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     The results of operations of the five acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill. As a result of the acquisition, the Company has also recorded adjustments to increase liabilities and establish reserves for the closing of stores and related restructuring costs, including lease commitments and severance costs. Total acquisition related reserves at June 30, 1998 and December 31, 1997 were $285 and $2,066, respectively.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (a) Basis of Presentation

     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of June 30, 1998 and the results of its operations and cash flows for the three and six months ended June 30, 1998 and 1997.

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

                          SIGHT RESOURCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Contractual allowances are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and related allowance are adjusted periodically, based upon an evaluation of historical collection experience, industry reimbursement trends and other relevant factors. The Company has not had any material settlements with third-party payors nor is it aware of any material claims, disputes or unsettled matters with any third-party payor.

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

      (f) Intangible Assets

      Intangible assets resulting from the business acquisitions consist of patient lists, trademarks, non-compete agreement and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight-line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. If anticipated operating profits and future, undiscounted cash flows are less than net book value, then an impairment charge is recorded to reduce the carrying value of the assets to fair value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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


The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 1998 and 1997:



                                                           Three Months Ended    Six Months Ended
                                                                June 30,             June 30,
                                                             1998      1997       1998      1997
                                                          --------  --------   -------   -------

BASIC INCOME (LOSS) PER SHARE
Net income (loss)                                              77      (205)        90      (592)
                                                          -------   -------    -------   -------
Net income (loss) available to common shareholders             77      (205)        90      (592)
                                                          =======   =======    =======   =======
Weighted average common shares outstanding                  8,885     8,618      8,791     8,628
Net income (loss) per share                               $  0.01    $(0.02)    $ 0.01    $(0.07)
                                                          =======   =======    =======   =======


DILUTED INCOME PER SHARE
Net income                                                     77                   90
                                                          -------              -------

Net income available to common shareholders                    77                   90
                                                          =======               ======
Weighted average common shares outstanding                  8,885                8,791

Convertible preferred stock                                 1,452                1,452

Options                                                        55                   63
                                                          -------               ------
Weighted average common shares outstanding and potential
shares                                                     10,392               10,306
                                                          =======               ======
Net income per share                                      $  0.01              $  0.01
                                                          =======               ======


                          SIGHT RESOURCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(3)  DEBT
     Debt consists of the following:
                                              JUNE 30,           DECEMBER 31,
                                               1998                 1997
                                             ----------         --------------
Unsecured note payable, 7% interest
rate, payable in equal quarterly
installments of $29 principal plus
accrued interest commencing June 30, 1998          $350                 $    -

Unsecured notes payable, 7% interest
rate, $1,000 paid on March 18, 1998;
due on demand if the Company's cash
balance is less than $2,800                           -                  1,000
                                             ----------         --------------
                                                    350                  1,000

Less current maturities                             117                  1,000
                                             ----------         --------------
Long term debt, less current maturities            $233                 $    -
                                             ==========         ==============

On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000 on a term loan basis and $5,000 on a revolving credit basis, subject to certain performance criteria. The performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to EBITDA ratios, current ratio of 1:1 and minimum net worth requirements. The term loan facility bears interest at the bank's prime rate plus 1.5% or LIBOR plus 3% at the Company's election and the revolving credit facility bears interest at the bank's prime rate plus 1.25% or LIBOR plus 2.75% at the Company's election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of June 30, 1998, there were no borrowings under the term loan and revolving note. Amounts borrowed under the agreement will be used to finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. The warrants were accounted for as additional paid in capital based upon the fair value of the securities. Fair market value was determined by using the relationship of the interest rate charged with the warrants versus the rate to be charged without the warrants. This value approximated that obtained using the Black Scholes Method.

PART I:
ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

OVERVIEW

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. The Company's operations currently consist of 93 eye care centers, with three regional optical laboratories and distribution centers, and is one of the seventeen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services. In addition, as of June 30, 1998 the Company operated three laser vision correction ("LVC") centers.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
NET REVENUE. The Company generated net revenue of approximately $14.5 million and $28.1 million during the three and six months ended June 30, 1998, respectively, from the operation of its 93 eye care centers and three laser vision correction centers as compared to net revenue of approximately $10.0 million and $20.5 million from its 71 eye care centers and nine laser vision correction centers for the same period in 1997. The $4.5 million, or 44.6%, increase in net revenue for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, primarily relates to the additional seventeen eye care centers acquired effective July 1, 1997 and the nine eye care centers acquired effective April 1, 1998. The $7.6 million, or 37.2%, increase in net revenue for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, also relates primarily to the additional seventeen eye care centers acquired effective July 1, 1997 and the nine eye care centers acquired effective April 1, 1998.

COST OF REVENUE. Cost of revenue increased from approximately $3.7 million for the three months ended June 30, 1997 to approximately $5.1 million for the three months ended June 30, 1998. Cost of revenue as a percentage of net revenue decreased from 37.4% for the three months ended June 30, 1997 to 35.0% for the three months ended June 30, 1998. Cost of revenue increased from approximately $7.6 million for the six months ended June 30, 1997 to approximately $9.8 million for the six months ended June 30, 1998. Cost of revenue as a percentage of net revenue decreased from 37.1% for the six months ended June 30, 1997 to 35.0% for the six months ended June 30, 1998. The improvement as a percentage of net revenue is primarily due to the improved profit margin resulting from sales from both the additional seventeen eye care centers acquired effective July 1, 1997 and the nine eye care centers acquired effective April 1, 1998, and the reduced percentage of revenue derived from the LVC centers. For the three and six months ended June 30, 1997, the LVC centers represented approximately 6% of the Company's net revenue; for the three and six months ended June 30, 1998, the LVC centers generated less than 3% of the Company's net revenue. Cost of revenue for the three and six months ended June 30, 1998 and 1997 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering laser vision correction services, including depreciation and maintenance on excimer lasers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $9.3 million and $18.2 million for the three and six months ended June 30, 1998 as compared to approximately $6.7 million and $13.7 million for the three and six months ended June 30, 1997. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in the first and second quarter of fiscal 1998 as compared to the same periods in fiscal 1997. Selling, general and administrative expenses, as a percentage of net revenue, declined from 67.2% and 67.1% for the three and six months ended June 30, 1997, respectively, to 64.4% and 64.8% for the three and six months ended June 30, 1998, respectively. This decrease is primarily a result of (I) the seventeen eye care centers acquired effective July 1, 1997 and the nine eye care centers acquired effective April 1, 1998, all of which operate with a level of selling, general and administrative expenses as a percentage of net revenue that is lower than that of the Company and its other subsidiaries, and (ii) the Company's ability to better leverage its fixed expenses in connection with the acquisition of multi-site eye care centers.

OTHER INCOME AND EXPENSE. Interest income totaled $57,000 and $128,000 for the three and six months ended June 30, 1998, respectively, as compared to $121,000 and $223,000 for the three and six months ended June 30, 1997, respectively. This decrease resulted from the investment of a lower average cash balance during the first and second quarter of 1998 as compared to the same periods in 1997. Interest expense totaled $45,000 and $96,000 for the three and six months ended June 30, 1998, respectively, as compared to $92,000 and $172,000 for the three and six months ended June 30, 1997, respectively. The decrease is associated with a higher average balance of debt outstanding during the first and second quarter of 1997 as compared to the same periods in 1998. The sale of certain ophthalmic equipment during the six months ended June 30, 1998 generated a gain of approximately $69,000. The sale of certain opthalmic equipment during the three and six months ended June 30, 1997 generated a gain of approximately $223,000.

NET INCOME (LOSS). The Company realized net income of $77,000, or $0.01 per share, and $90,000 or $0.01 per share, on a basic and fully diluted basis, for the three and six months ended June 30, 1998, respectively, as compared to a net loss of $205,000, or ($0.02) per share, and $592,000, or ($0.07) for the three and six months ended June 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had approximately $1.3 million in cash and cash equivalents and working capital of approximately $2.3 million, in comparison to approximately $6.0 million in cash and cash equivalents and working capital of approximately $4.2 million as of December 31, 1997. The decrease in working capital is primarily due to the purchase of the nine eye care centers on April 1, 1998, the payment in March 1998 of the $1.0 million note payable, and an increase in accounts receivable.

As of June 30, 1998, the Company had securities outstanding which provide it with potential sources of financing as outlined below:


Securities                                                    Potential
                                                               proceeds
------------------------------------                  ------------------
Warrants                   2,472,100                        $14,800,000
Class A Warrants              85,000                            500,000
Class II Warrants            290,424                          2,032,968
Unit Purchase Options        215,000                          3,700,000
Creditanstalt Warrants       150,000                            694,000
Representative Warrants      170,000                          1,400,000
                                                      ------------------
                                                            $23,126,968
                                                      ==================

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

In connection with the acquisition of Eyeglass Emporium, the Company issued an unsecured note payable for $350,000. The note bears interest at 7% and is payable in twelve equal quarterly installments of $29,000 principal plus accrued interest commencing June 30, 1998.

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

NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designated as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows as the Company does not utilize derivative instruments.

PART II.  OTHER INFORMATION

Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable
(b)  Not applicable
(c) (1) Securities sold. On April 8, 1998 the Company issued an aggregate of 87,940 shares (the "Shares") of its Common Stock, par value $.01 per share.

     (2) Underwriters and other purchasers. No underwriters were involved in the transaction. The Company issued 43,970 Shares to each of Mr. Atse Krstevski and Mrs. Paulette Krstevski.

     (3) Consideration. The Shares were issued to Mr. and Mrs. Krstevski as partial payment of the consideration due in connection with the acquisition by the Company of all of the issued and outstanding capital stock of Eye Glass Emporium, Inc.

     (4) Exemption from registration claimed. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offerings by the Company.

     (5)  Terms of conversion or exercise. Not applicable.

     (6)  Use of Proceeds. Not applicable.

(d)  Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 28, 1998. Of the 10,249,909 shares isssued and outstanding and eligible to vote as of the record date of April 1, 1998, a quorum of 8,946,221 shares or 87.3 % of the eligible shares were present in person or represented by proxy.

The following actions were taken at such meeting:

(a)  The reelection of the following Class B Directors:

                                       Number of  Shares
                                      --------------------
                                                 Withheld
                                         For     Authority
                                      ---------  ---------
               Gary Jacobson, M.D.    8,878,360     67,861
               Russell E. Taskey      8,879,210     67,011
               William T. Sullivan    8,879,810     66,411

Continuing Class C Directors (terms to expire 1999):

               Dr. Elliot Weinstock, O.D.
               William G. McLendon
               J. Mitchell Reese

Continuing Class A Directors (terms to expire 2000):

               Stephen M. Blinn
               Allen R. Kirkpatrick
               Richard G. Darman

(b) The ratification of the appointment of KPMG Peat Marwick, LLP as the Company's independant public accountants for the fiscal year ending December 31, 1998 (8,901,521 shares for approval, 16,710 shares against approval, 27,990 shares abstaining).

Item 5.   OTHER INFORMATION

     To be considered for inclusion in the proxy statement relating to the Annual Meeting of stockholders to be held in 1999, stockholder proposals must be received no later than December 24, 1998. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than March 29, 1999. All stockholder proposals should be marked for the attention of Secretary, Sight Resource Corporation, 100 Jeffrey Avenue, Holliston, Massachusetts 01746.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

            Exhibit
               No.                  Title
            -------                 -----
                27                  Financial Data Schedule

(b)  Reports on Form 8-K

     On April 24, 1998, the Company filed a current report on Form 8-K with respect to the acquisition of Eyeglass Emporium, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sight Resource Corporation




Date:       August 5, 1998             By: /s/ William T. Sullivan
            --------------                 ------------------------
                                           William T. Sullivan
                                           President and Chief Executive Officer
                                           (principal executive officer)




Date:       August 5, 1998             By: /s/ Amy Feldman
            --------------                 -----------------------
                                           Amy Feldman
                                           Corporate Controller
                                           (principal financial and accounting
                                           officer)