Form 10-Q
period 1998-09-30
SIGHT RESOURCE CORP
filed 1998-11-13
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended   September 30, 1998  Commission File Number 0-21068
                             ------------------                         -------

                          SIGHT RESOURCE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                                04-3181524
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
                                                      Yes  X     No
                                                         ------    ------

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On November 6, 1998, 8,905,730 shares of common stock, par value $0.01 per share, were outstanding.

                                                        TOTAL PAGES           17
                                                        EXHIBIT INDEX AT PAGE 16

                          SIGHT RESOURCE CORPORATION
                                     INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997                                                    3

         Consolidated Statements of Operations for the Three and
         Nine Months Ended  September 30, 1998 and 1997                       4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended  September 30, 1998 and 1997                            5

         Notes to Consolidated Financial Statements                           6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11

PART II. OTHER  INFORMATION

Item 2   Changes in Securities and Use of Proceeds                           16

Item 6   Exhibits and Reports on Form 8-K                                    16

         Signatures                                                          17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                      September 30,           December 31,
                                                                          1998                   1997
                                                                      -------------         --------------
ASSETS                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                                $ 1,570               $  6,076
   Accounts receivable, net of allowance
     of $410 and $478, respectively                                           3,320                  1,781
   Inventories                                                                4,478                  4,434
   Prepaid expenses and other current assets                                    170                    377
                                                                      -------------         --------------
      Total current assets                                                    9,538                 12,668
                                                                      -------------         --------------
Property and equipment                                                       12,830                 10,070
Less accumulated depreciation                                                (6,610)                (4,406)
                                                                      -------------         --------------
      Net property and equipment                                              6,220                  5,664
                                                                      -------------         --------------
Other assets:
   Intangible assets, net                                                    16,954                 14,898
   Other assets                                                               1,181                  1,277
                                                                      -------------         --------------
     Total other assets                                                      18,135                 16,175
                                                                      -------------         --------------
                                                                            $33,893               $ 34,507
                                                                      =============         ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                                        $   117               $  1,000
   Accounts payable                                                           2,178                  1,797
   Accrued expenses                                                           4,635                  5,628
                                                                      -------------         --------------
      Total current liabilities                                               6,930                  8,425
                                                                      -------------         --------------
Non-current liabilities:
  Long term debt, less current                                                  175                    ---
   maturities
  Other liabilities                                                              94                    101
                                                                      -------------         --------------
     Total non-current liabilities                                              269                    101
                                                                      -------------         --------------
Redeemable convertible preferred stock
      1,452,119 shares issued                                                 6,535                  6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares issued and outstanding.                                  ---                    ---
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 8,905,730 at September  30, 1998
     and 8,756,500 at  December 31, 1997.                                        90                     88
   Additional paid-in capital                                                36,807                 36,329
   Common stock issuable, 71,181 shares at
    September 30,
      1998 and December 31, 1997                                                432                    432
   Treasury stock at cost
         (30,600 shares in 1998 and 1997)                                      (137)                  (137)
   Accumulated deficit                                                      (17,033)               (17,266)
                                                                      -------------         --------------
      Total stockholders' equity                                             20,159                 19,446
                                                                      -------------         --------------
                                                                            $33,893               $ 34,507
                                                                      =============         ==============

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Operations
                (In thousands, except share and per share data)

                                                  Three Months Ended                       Nine Months Ended
                                           --------------------------------------------------------------------------
                                            September  30,   September  30,          September  30,   September  30,
                                                 1998             1997                    1998             1997
                                           --------------------------------------------------------------------------
                                                                          (unaudited)
Net revenue                                    $    14,299       $   12,674             $  42,377         $ 33,141

Cost of revenue                                      4,877            4,463                14,700           12,058
                                             -------------    -------------         -------------    -------------
   Gross profit                                      9,422            8,211                27,677           21,083

Selling, general and administrative expenses         9,265            8,364                27,471           22,102

                                             -------------    -------------         -------------    -------------
Income  (loss) from operations                         157             (153)                  206           (1,019)

                                             -------------    -------------         -------------    -------------
Other income (expense)
   Interest income                                      34               69                   162              292
   Interest expense                                    (45)             (89)                 (141)            (261)
   Gain on sale of assets                                -              251                    69              474
                                             -------------    -------------         -------------    -------------
     Total other income                                (11)             231                    90              505
                                             -------------    -------------         -------------    -------------
     Income (loss) before income tax expense           146               78                   296             (514)


Income tax expense                                       3                -                    63                -
                                             -------------    -------------         -------------    -------------
Net income (loss)                              $       143       $       78             $     233            ($514)
                                             =============    =============         =============    =============

Net earnings (loss) per common share:
     Basic                                     $      0.02       $     0.01             $     0.03           ($0.06)
                                             =============    =============          =============    =============
     Diluted                                   $      0.01       $     0.01             $     0.02           ($0.06)
                                             =============    =============          =============    =============

Number of  shares used to compute net
  earnings per common share:
     Basic                                       8,890,000        8,782,000               8,853,000        8,639,000
                                             =============    =============           =============    =============
     Diluted                                    10,380,000        8,782,000              10,352,000        8,639,000
                                             =============    =============           =============    =============



         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                           Nine Months Ended
                                                                  September  30,       September  30,
                                                                       1998                1997
                                                              --------------------------------------------
                                                                               (unaudited)
Operating activities:
   Net income (loss)                                                     $   233               ($514)
   Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
      Depreciation and amortization                                        1,952               1,482
      Gain on sale of assets                                                 (69)               (474)
      Changes in operating assets and liabilities:
         Accounts receivable                                              (1,408)               (590)
         Inventories                                                         270                (727)
         Prepaid expenses and other current assets                           176                (530)
         Accounts payable and accrued expenses                            (1,350)               (527)
                                                                   -------------       -------------
             Net cash used in operating activities                          (196)             (1,880)
                                                                   -------------       -------------

Investing activities:
   Purchases of property and equipment                                    (1,183)             (1,284)
   Payments for acquisitions                                              (2,351)             (2,075)
   Proceeds from sale of assets                                              112               1,005
   Other assets                                                               48                (430)
                                                                   -------------       -------------
         Net cash used in investing activities                            (3,374)             (2,784)
                                                                   -------------       -------------

Financing activities:
   Principal payments on long term debt                                   (1,058)             (1,279)
   Other liabilities                                                          (7)                 39
   Proceeds from issuance of stock                                           129                 ---
   Purchase of common stock for treasury                                     ---                (137)
                                                                   -------------       -------------
            Net cash used in financing activities                           (936)             (1,377)
                                                                   -------------       -------------

Net decrease in cash and cash equivalents                                 (4,506)             (6,041)

Cash and cash equivalents, beginning of period                             6,076               9,924
                                                                   -------------       -------------
Cash and cash equivalents, end of period                                 $ 1,570             $ 3,883
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

     (b) Acquisitions
     Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, an Optometry Corporation d/b/a Vision Plaza) ("Vision Plaza")). The purchase price paid in connection with this acquisition was $2,000 in cash and the assumption and repayment of notes payable outstanding as of July 1, 1997 of approximately $800. As of December 31, 1997, Vision Plaza operated 17 eye care centers in southeast Louisiana and Mississippi. The acquisition was accounted for using the purchase method of accounting.

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

     The results of operations of the acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill. As a result of the acquisition, the Company has also recorded adjustments to increase liabilities and establish reserves for the closing of stores and related restructuring costs, including lease commitments and severance costs. Total acquisition related reserves at September 30, 1998 and December 31, 1997 were $1,350 and $1,420, respectively.

                          SIGHT RESOURCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) Basis of Presentation
     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of September 30, 1998 and the results of its operations and cash flows for the periods presented.

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

     In preparation of these consolidated financial statements in conformity with generally accepted accounting principles, management of the Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, such as accounts receivable, inventory, impairment of property and equipment, and intangibles. Actual results could differ from those estimates.

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

(f) Intangible Assets
Intangible assets resulting from the business acquisitions consist of patient lists, trademarks, non-compete agreements and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight-line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. If anticipated operating profits and future, undiscounted cash flows are less than net book value, then an impairment charge is recorded to reduce the carrying value of the assets to fair value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 1998 and 1997:


                                                                     Three Months Ended        Nine Months Ended
                                                                       September  30,           September  30,
                                                                      1998         1997        1998         1997
                                                                 -------------  ----------  -----------  ---------
BASIC INCOME (LOSS) PER SHARE
Net income (loss)                                                          143          78          233       (514)
                                                                 -------------  ----------  -----------  ---------
Net income (loss) available to common shareholders                         143          78          233       (514)
                                                                 =============  ==========  ===========  =========
Weighted average common shares outstanding                           8,890,000   8,782,000    8,853,000  8,639,000
Net income (loss) per share                                        $      0.02  $     0.01  $      0.03     ($0.06)
                                                                 =============  ==========  ===========  =========
DILUTED INCOME PER SHARE
Net income                                                                 143          78          233       (514)
                                                                 -------------  ----------  -----------  ---------
Net income available to common shareholders                                143          78          233       (514)
                                                                 =============  ==========  ===========  =========
Weighted average common shares outstanding                           8,890,000   8,782,000    8,853,000  8,639,000
Convertible preferred stock                                          1,452,000           -    1,452,000          -
Options                                                                 38,000           -       47,000          -
                                                                 -------------  ----------  -----------  ---------
Weighted average common shares outstanding and potential shares     10,380,000   8,782,000   10,352,000  8,639,000
                                                                 =============  ==========  ===========  =========
Net income per share                                               $      0.01  $     0.01  $      0.02     ($0.06)
                                                                 =============  ==========  ===========  =========

                          SIGHT RESOURCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(3) DEBT
    Debt consists of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998           1997
                                                     -------------  ------------
Unsecured note payable, 7% interest rate, payable
in equal quarterly  installments of $29 principal
plus accrued interest                                        $ 292        $    -

Unsecured notes payable, 7% interest rate, $1,000
paid on March 18, 1998; due on demand if the
Company's cash balance is less than $2,800                       -         1,000
                                                     -------------  ------------
                                                               292         1,000
Less current maturities                                        117         1,000
                                                     -------------  ------------
Long term debt, less current maturities                      $ 175        $    -
                                                     =============  ============

On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000 on a term loan basis and $5,000 on a revolving credit basis, subject to certain performance criteria. The performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to EBITDA ratios, current ratio of 1:1 and minimum net worth requirements. The term loan facility bears interest at the bank's prime rate plus 1.5% or LIBOR plus 3% at the Company's election and the revolving credit facility bears interest at the bank's prime rate plus 1.25% or LIBOR plus 2.75% at the Company's election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of September 30, 1998, there were no borrowings under the term loan and revolving note. Amounts borrowed under the agreement will be used to finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. The warrants were accounted for as additional paid in capital based upon the fair value of the securities. Fair market value was determined by using the relationship of the interest rate charged with the warrants versus the rate to be charged without the warrants. This value approximated that obtained using the Black Scholes Method.

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

OVERVIEW

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. The Company's operations currently consist of 94 eye care centers, with three regional optical laboratories and distribution centers, and is one of the seventeen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services. In addition, as of September 30, 1998 the Company operated three laser vision correction ("LVC") centers.

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

RESULTS OF OPERATIONS

 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET REVENUE. The Company generated net revenue of approximately $14.3 million and $42.4 million during the three and nine months ended September 30, 1998, respectively, from the operation of its 94 eye care centers and three LVC centers as compared to net revenue of approximately $12.7 million and $33.1 million from its 88 eye care centers and six LVC centers for the same period in 1997. The $1.6 million, or 12.8%, increase in net revenue for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, primarily relates to the additional nine eye care centers acquired effective April 1, 1998. The $9.2 million, or 27.9%, increase in net revenue for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, relates primarily to the additional seventeen eye care centers acquired effective July 1, 1997 and the nine eye care centers acquired effective April 1, 1998.

COST OF REVENUE. Cost of revenue increased from approximately $4.5 million for the three months ended September 30, 1997 to approximately $4.9 million for the three months ended September 30, 1998. Cost of revenue as a percentage of net revenue decreased from 35.2% for the three months ended September 30, 1997 to 34.1% for the three months ended September 30, 1998. Cost of revenue increased from approximately $12.1 million for the nine months ended September 30, 1997 to approximately $14.7 million for the nine months ended September 30, 1998. Cost of revenue as a percentage of net revenue decreased from 36.4% for the nine months ended September 30, 1997 to 34.7% for the nine months ended September 30, 1998. The improvement as a percentage of net revenue is primarily due to the improved profit margin resulting from sales from both the additional seventeen eye care centers acquired effective July 1, 1997 and the nine eye care centers acquired effective April 1, 1998. Cost of revenue principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering LVC services, including depreciation and maintenance on excimer lasers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $9.3 million and $27.5 million for the three and nine months ended September 30, 1998 as compared to approximately $8.4 million and $22.1 million for the three and nine months ended September 30, 1997. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers for the three and nine months ended September 30, 1998. Selling, general and administrative expenses, as a percentage of net revenue, declined from 66.7% for the nine months ended September 30, 1997 to 64.8% for the nine months ended September 30, 1998. This decrease is primarily a result of (i) the nine eye care centers acquired effective April 1, 1998, which operate with a level of selling, general and administrative expenses as a percentage of net revenue that is lower than that of the Company and its other subsidiaries, and (ii) the Company's ability to better leverage its fixed expenses in connection with the acquisition of multi-site eye care centers.

OTHER INCOME AND EXPENSE. Interest income totaled $34,000 and $162,000 for the three and nine months ended September 30, 1998, respectively, as compared to $69,000 and $292,000 for the three and nine months ended September 30, 1997, respectively. This decrease resulted from the investment of a lower average cash balance during the first three quarters of 1998 as compared to the same periods in 1997. Interest expense totaled $45,000 and $141,000 for the three and nine months ended September 30, 1998, respectively, as compared to $89,000 and $261,000 for the three and nine months ended September 30, 1997, respectively. The decrease is associated with a higher average balance of debt outstanding during the first three quarters of 1997 as compared to the same periods in 1998. The sale of certain ophthalmic equipment during the nine months ended September 30, 1998 generated a gain of approximately $69,000. The sale of certain ophthalmic equipment during the three and nine months ended September 30, 1997 generated a gain of approximately $251,000 and $474,000, respectively.

NET INCOME (LOSS). The Company realized net income of $143,000, or $0.02 per share, and $233,000 or $0.03 per share, on a basic weighted average diluted basis, for the three and nine months ended September 30, 1998, respectively, as compared to net income of $78,000, or $0.01 per share, and a loss of ($514,000), or ($0.06) per share for the three and nine months ended September 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had approximately $1.6 million in cash and cash equivalents included in working capital of approximately $2.6 million, in comparison to approximately $6.0 million in cash and cash equivalents included in working capital of approximately $4.2 million as of December 31, 1997. The decrease in working capital is primarily due to the purchase of the nine eye care centers on April 1, 1998, the payment in March 1998 of the $1.0 million note payable, and an increase in accounts receivable due to the acquisitions.

As of September 30, 1998, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                      Potential
                                                 proceeds
------------------------------------    ------------------
Warrants                   2,472,100           $14,800,000
Class A Warrants              85,000               500,000
Class II Warrants            290,424             2,032,968
Creditanstalt Warrants       150,000               694,000
Representative Warrants      170,000             1,400,000
                                        ------------------
                                               $19,426,968
                                        ==================

The Company also has outstanding 842,294 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these warrants cannot be estimated at this time.

There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

In connection with the acquisition of Eyeglass Emporium, the Company issued an unsecured note payable for $350,000. The note bears interest at 7% and is payable in twelve equal quarterly installments of $29,000 principal plus accrued interest.

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

NEW PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the Company's results of operations. The Company is in the process of determining the impact of SFAS 131 on its footnote disclosures.

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

YEAR 2000 ISSUE

The "Year 2000" issue refers to the inability of certain computer systems, as well as certain hardware and equipment containing embedded microprocessors with date sensitive data, to recognize accurate dates commencing on or after January 1, 2000. This has the potential to affect the operation of these systems adversely and materially. The Company has identified four phases in its Year 2000 compliance efforts: discovery, assessment, remediation and applicable testing and verification. The Company has substantially completed the discovery and assessment phases for its own systems and applications and believes that by modifying and upgrading existing software it can prevent the Year 2000 transition from posing significant internal operational problems. To date the costs related to the discovery and assessment phase have not been material to the Company's financial position or results of operation.

The Company plans to complete the remediation phase by the second quarter of 1999 and complete the applicable testing and verification phase by the end of the third quarter of fiscal year 1999. The Company is currently evaluating total incremental costs related to the Year 2000 issue. The Company does not anticipate that the costs of these modifications and conversions will be material to its financial position or results of operations in any given year.

The Company is surveying its vendors, customers and others on whom it relies to assure that their systems will be Year 2000 compliant and that they will be able to continue their business with the Company without interruption. However, there can be no assurance that the systems of other parties on which the Company's systems rely will also be compliant or that any failure to be compliant in this area by another party would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, that the ultimate costs required to address the Year 2000 issue will not exceed the amounts indicated above, or that the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

The Company has not yet developed a contingency plan in the event that it is unable to successfully address the Year 2000 issue. The Company plans to develop a contingency plan by the end of the third quarter of 1999.

PART II.  OTHER INFORMATION

   Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            (a) Not applicable
            (b) Not applicable
            (c) (1) Securities sold. On September 9, 1998, the Company issued a total of 20,000 shares (the "Option Shares") of its Common Stock.
                (2) Underwriter and other purchasers. No underwriters were involved in the transaction. The Company issued the Option Shares pursuant to the exercise of a stock option held by a former employee.
                (3) Consideration. The Option Shares were issued at an exercise price of $.43 per share for an aggregate exercise price of $8,600.
                (4) Exemption from registration claimed. The Option Shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.
                (5) Terms of conversion or exercise.  Not applicable.
                (6) Use of Proceeds.  Not applicable
            (d) Not applicable.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                Exhibit
                  No         Title
                -------      -----

                 +10a Employment Agreement between the Company and James Norton, dated as of August 17, 1998.

                 +10b Letter Agreement regarding employment between the Company and William McLendon, dated as of July 27, 1998.

                 +10c Letter Agreement regarding employment between the Company and Stephen M. Blinn, dated as of August 3, 1998.

                 27          Financial Data Schedule

                -------------
                + - Management contract or compensatory plan, contract or
                    arrangement.

                (b) Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter covered by this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sight Resource Corporation




Date:       November 12, 1998
            -----------------
                                    By: /s/ WILLIAM T. SULLIVAN
                                    ---------------------------
                                    William T. Sullivan
                                    President and Chief Executive Officer
                                    (principal executive officer)




Date:       November 12, 1998
            -----------------
                                    By: /s/ JAMES NORTON
                                    --------------------
                                    James Norton
                                    Chief Financial Officer
                                    (principal financial officer)