Form 10-K405
period 1998-12-31
SIGHT RESOURCE CORP
filed 1999-03-31
CIK 895651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 18, 1999, was approximately $26,050,237, based on the last sale price as reported by NASDAQ.

         As of March 18, 1999, the registrant had 9,060,952 shares of common stock outstanding, which does not include 30,600 shares held as treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999.

                                     PART 1

ITEM 1.    BUSINESS

GENERAL

    Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of December 31, 1998 the Company's operations consisted of 93 eye care centers, with three regional optical laboratories and distribution centers, making it one of the seventeen largest providers in the primary eye care industry based upon sales. Effective January 1, 1999 the Company acquired Shawnee Optical, a chain of nine primary eye care centers operating in Ohio and western Pennsylvania, increasing to 102 the total number of eye care centers operated by the Company. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Vision Plaza, Vision World and Shawnee Optical. The Company also provides or, where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide vision related professional services. In addition, as of December 31, 1998 the Company operated two laser vision correction ("LVC") centers.

ACQUISITION HISTORY AND STRATEGY

    Effective January 1, 1995, the Company acquired the assets of Cambridge Eye Associates, Inc. ("Cambridge Eye"), an optometric practice which, at December 31, 1998, operated 23 primary eye care centers, principally in Massachusetts. The assets and liabilities of Cambridge Eye were acquired from a Company by the same name (Cambridge Eye Associates, Inc.) owned by Elliot S. Weinstock, O.D. as sole stockholder. Following the acquisition, Cambridge Eye entered into a management services contract with Optometric Providers, Inc. ("Optometric Providers"), a corporation established to employ the optometrists previously employed by the acquired company.

    Effective July 1, 1995, the Company acquired the assets of Douglas Vision World, Inc. ("Vision World"), a company which, at December 31, 1998, operated seven primary eye care centers in Rhode Island. The assets and liabilities of Vision World were acquired from a company by the same name (Douglas Vision World, Inc.) owned by Kathleen Haronian, Lynn Haronian and Shirley Santoro. Following the acquisition Vision World entered into a management services contract with Optometric Care, Inc. ("Optometric Care"), a professional corporation established to employ the optometrists previously affiliated with the acquired Company.

    Effective July 1, 1996, the Company acquired the assets and liabilities of three companies, the E.B. Brown Optical Company, Brown Optical Laboratories, Inc. and E.B. Brown Opticians, Inc. (collectively, "E.B. Brown"), all owned by Gordon and Evelyn Safran. At December 31, 1998, E. B. Brown operated 37 eye care centers in Ohio and western Pennsylvania. Independent optometrists are associated with all E.B. Brown eye care centers; therefore, the Company does not record revenue from the provision of vision related medical services at these locations. The Company may add optometrists to the staffs of several of its eye care centers in Ohio and Pennsylvania. To accomplish this, it may be necessary to enter into management services contracts with professional corporations established to employ these optometrists.

    Effective July 1, 1997, the Company acquired all of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a Vision Plaza)("Vision Plaza"). At December 31, 1998, Vision Plaza operated 15 primary eye care centers and two specialty eyewear centers in Louisiana and Mississippi. Following the acquisition, Vision Plaza entered into a management services contract with Dr. John Musselman, A Professional Corporation ("Musselman"), a corporation established to employ the optometrists previously employed by the acquired company.

    Effective April 1, 1998, the Company acquired all of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). At December 31, 1998, Eyeglass Emporium operated nine primary eye care centers in northwest Indiana. Independent optometrists are associated with all Eyeglass Emporium eye care centers, therefore, the Company does not record revenue from the provision of vision related medical services at these locations.

    Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). At January 1, 1999, Shawnee operated nine primary eye care centers in western Pennsylvania and central Ohio. Independent optometrists are associated with all Shawnee eye care centers, therefore, the Company does not record revenue from the provision of vision related medical services at these locations.

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

CURRENT OPERATIONS

EYE CARE CENTERS

    The Company's 102 eye care centers are located in major shopping malls, strip shopping centers, urban locations and free-standing buildings and generally are clustered within discrete market areas so as to maximize the benefit of advertising strategies and to minimize the cost of supervising operations. The Company's centers in Massachusetts, Rhode Island, Ohio and Louisiana are leading providers of prescription and non-prescription eye care products and services in those markets. In addition, the Company's eye care centers in Indiana, New Hampshire, Pennsylvania and Mississippi are leading providers in their local markets.

    The eye care centers are substantially similar in appearance within each region and are operated under certain uniform standards and operating procedures. Each eye care center carries a selection of eyeglass frames, ranging in price from value models to designer collections. Lens and frame selections include a variety of materials and styles. The Company continually analyzes sales of its frames to keep its eye care centers stocked with a wide selection of the latest in eyewear fashion and a proper assortment of styles, colors, and sizes. In addition to prescription eyewear, each eye care center also carries fashion sunglasses and eyewear accessories. E.B. Brown's eye care centers also offer hearing aids and audiology goods and services which are provided by audiologists who service many of E.B. Brown's centers on a rotating schedule.

    Each eye care center in Massachusetts, New Hampshire, Rhode Island, Indiana, Louisiana and Mississippi is staffed by one or more licensed optometrists, a manager and a number of trained eye care technicians and/or licensed opticians. The Company intends to continue to add optometrists to several of its eye care centers in Ohio and Pennsylvania.

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

MANAGEMENT INFORMATION AND FINANCIAL SYSTEMS

    In 1998 the Company completed the first stage of testing and installation of software associated with a new point of sale system and perpetual inventory system for its primary eye care centers, regional optical laboratories and distribution centers. The Company completed the installation of the new point of sale system in its New England eye care chains in the Fall of 1998 and anticipates the installation of the system to be completed in its remaining chains during 1999. The Company believes that the new system will facilitate the processing of customer sales information and replenishment of inventory by passing such information, including customer specific orders, to the Company's home office, and its regional optical laboratories and distribution centers for further processing. When the Company acquires additional eye care chains, it intends to integrate those chains into the new system or a similar compatible system.

MANAGED PRIMARY EYE CARE

    The Company implemented its SightCare program to address the expanding enrollment of patients in managed primary eye care programs and the resulting customer flow to designated providers of these managed primary eye care services. SightCare is responsible for developing programs for third party payors, securing new contracts for providing managed primary eye care services, and ensuring the consistency and quality of managed primary eye care products and services delivered by the Company.

    As of December 31, 1998, the Company provided managed primary eye care benefits to more than 50 organizations in the markets served by its chains, including private companies, unions and leading health maintenance organizations. The Company believes that its buying power, regional laboratories, in-center optometrists, and broad outreach within its markets, enable it to deliver consistent, quality eyewear and primary eye care at competitive prices, thereby positioning the Company to achieve a leadership position in managed primary eye care in its markets.

MANAGEMENT AGREEMENTS

    Many states have laws which prohibit or restrict the practice of optometry by non-licensed persons or entities. See "- Government Regulation." In states which allow the Company to employ optometrists and ophthalmologists, the Company plans on providing professional services directly. Otherwise, the Company will enter into management agreements with optometrists, ophthalmologists and/or professional corporations which will provide the professional eye care services. The Company's wholly owned subsidiaries, Cambridge Eye, Vision World, and Vision Plaza each entered into a management agreement with Optometric Providers,

Optometric Care, and Musselman (collectively the "PCs"), respectively. Accordingly, Cambridge Eye operates as the management service organization ("MSO") for Optometric Providers, Vision World operates as the MSO for Optometric Care, and Vision Plaza operates as the MSO for Musselman. Cambridge Eye, Vision World, and Vision Plaza, as MSOs, have exclusive decision making authority for the ongoing major operations of the PCs, with the exception of the provision of professional eye care services. Pursuant to these management agreements, the Company, among other things, (i) acts as the exclusive financial manager, business manager and administrator of all business and administrative functions and services associated with the provision of the professional services, (ii) orders and purchases all professional and office inventory and supplies and arranges for the availability of the same, (iii) maintains files and records, (iv) provides or arranges for the provision of technical and ancillary service and support personnel, (v) establishes, operates and maintains bookkeeping, payroll, accounting, billing and collection systems, (vi) renders advice concerning the marketing of services, (vii) develops and administers benefit plans for the professionals and (viii) renders such other business and financial management, consultation and advice as may reasonably be needed from time to time by the practice in connection with its provision of professional services. As a result, the Company is involved in the daily on-site financial and administrative management of these optometric practices. The Company's goals in providing such services are to (i) improve the performance of these optometric practices in these non-professional activities, (ii) allow the optometrists employed by or associated with these practices to more fully dedicate their time and efforts toward their professional practice activities, and (iii) afford the Company expanded service capabilities, and, for itself and on behalf of the optometric practices, capitalize on opportunities for contracting with third party payors and their intermediaries, including managed care providers. The management fees payable to the Company by the affiliated practices under the management agreements vary based on the cost, nature and amount of services provided, and may be adjustable or subject to renegotiation from time to time. Management fees payable under existing and future contracts are subject to the requirements of applicable laws, rules and regulations and negotiations with individual professional practices.

    Under the management agreements, the affiliated practices retain the responsibility for, among other things, (i) hiring and compensating professionals, (ii) ensuring that professionals have the required licenses, credentials, approvals and other certifications needed to perform their duties and (iii) complying with applicable federal and state laws, rules and regulations. In addition, the affiliated practices exclusively control all aspects of professional practice and the delivery of professional services.

STOCK RESTRICTIONS AND PLEDGE AGREEMENTS

    The outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of the respective MSO. Set forth below is a chart identifying each PC, the nominee shareholder for each PC and the total number of employees for each PC as of the end of fiscal 1998:

       NAME OF PC                     NOMINEE SHAREHOLDER       NO. OF EMPLOYEES
       ----------                     -------------------       ----------------

       Optometric Providers, Inc.     Alerino Iacobbo, O.D.     33 persons
       Optometric Care, Inc.          Alerino Iacobbo, O.D.      9 persons
       Dr. John Musselman,
         An Optometry Corporation     John Musselman, O.D.      19 persons

    Through each Pledge Agreement, the nominee has pledged all of the outstanding voting capital stock of his PC to the respective MSO. The Company requires that a nominee shareholder execute a Pledge Agreement in order to provide security for the prompt payment, performance and observance by the PC of all of its obligations, debts and covenants under its management agreement with the MSO. The Pledge Agreement also contains restrictions on the nominee shareholder's ability to transfer the stock of the PC, in order to provide that the stockholder will at all times be a person eligible to hold such stock pursuant to the provisions of applicable law, the PC's Articles of Organization and the PC's By-Laws. The Pledge Agreement may be terminated only upon the written agreement of the parties thereto or upon the termination of the management agreement and satisfaction in full of all of the PC's obligations thereunder; a nominee shareholder may not unilaterally terminate a Pledge Agreement.

    In order to provide for the orderly continuation of the PC's business and affairs, each Pledge Agreement also enumerates several events or circumstances that require or permit the MSO to effect a change of the nominee shareholder. Upon the occurrence of any of the following events (each of which is enumerated in the Company's form of Pledge Agreement), an MSO may require the nominee stockholder to sell and transfer the stock of the PC to another person eligible to serve as a new nominee shareholder: (i) the death or disability of the nominee shareholder; (ii) the nominee shareholder's disqualification to practice optometry in the relevant jurisdiction or any other event or circumstance the effect of which is to cause the nominee shareholder to cease being eligible to serve as the shareholder of the PC; (iii) the transfer, by operation of law or otherwise, of the nominee shareholder's shares of stock in the PC to a person who is not eligible to serve as the shareholder of the PC; (iv) the termination of the nominee shareholder's employment by the PC or by the Company (including its subsidiaries); (v) the occurrence of any other event or the existence of any other condition which, in the reasonable opinion of the MSO (in its capacity as exclusive business manager and administrator of the professional corporation), impairs or renders less-than-optimal the Company's business management and administration of all of the business and administrative functions and services of the PC; or (vi) the occurrence of any other event or the existence of any other condition which might require or otherwise result in the sale or transfer by the nominee shareholder (or his estate or personal representative) of the nominee shareholder's shares of stock in the PC. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC. The Company believes that such book value will always be a nominal cost because each PC operates and expects to continue to operate at an almost break-even level generating a nominal profit, if any at all, and each PC does not own or hold or plan to own or hold any significant assets of any nature.

    The Company believes that the events or circumstances identified in clauses items (iv) and (v) are entirely within the Company's control. For example, as there are no employment agreements between the Company and any nominee shareholder, each nominee shareholder is an "at-will" employee of the MSO, whose employment can be terminated at any time, with or without cause. Either of these events are entirely within the Company's control and, therefore, these provisions provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. These provisions meet the criteria described in footnote 1 to EITF 97-2, so that (i) the Company can at all times establish or effect a change in the nominee shareholder, (ii) the Company can cause a change in the nominee shareholder an unlimited number of times, that is, changing the nominee shareholder one or more times does not affect the Company's ability to change the nominee shareholder again and again, (iii) the Company has the sole discretion without cause to establish or change the nominee shareholder, (iv) the Company can name any qualified optometrist as a new nominee shareholder (that is, the Company's choice of an eligible nominee is not materially limited), (v) the Company and the nominally owned entity incur no more than a nominal cost to cause a change in the nominee shareholder and (vi) neither the Company nor the nominally owned entity is subject to any significant adverse impact upon a change in the nominee shareholder. The Company effected the change of the nominee shareholder for Optometric Providers in August of 1998, without an adverse impact on the Company or the PC. The Company does not believe that any future change in any nominee shareholder would have a significant adverse impact on it or any PC. To date, the Company's experience with the nominee shareholders has been satisfactory.

LASER VISION CORRECTION SERVICES

    At December 31, 1998, the Company operated two laser vision correction ("LVC") centers in association with selected ophthalmic surgical providers. By affiliating with the Company, these LVC surgical providers benefit by having a convenient way of participating in LVC without incurring substantial capital expenditures. The LVC surgical providers also benefit from the Company's ability to acquire, counsel and refer customers for LVC services through its primary eye care centers.

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

    The LVC center agreements also generally provide for the Company to pay the providers for certain services associated with each LVC procedure performed by the provider on a customer generated through the Company's marketing efforts. In addition, the provider pays the Company an access fee for use of the laser system to perform LVC or therapeutic procedures on any patient generated by such provider. Community-based ophthalmologists who access the LVC center pay the Company an access fee for use of the laser.

    In 1998 the Company sold two of the excimer laser systems which it owned, reducing the number of operating systems in place at the end of the year to two, both of which operate in New England and primarily service customers referred from the Company's primary eye care centers. In markets outside New England, the Company believes it can negotiate contracts with excimer laser owners and operators who may offer LVC services at favorable terms for the Company's customers.

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

        QUARTERLY CATALOGS. The Company mails a quarterly catalog to customers who are in its marketing database. This database consists of individuals who have utilized the services of the Company and its affiliated professionals over the last several years. The catalog includes educational, promotional and marketing information about the Company's products and services, including LVC.

    The Company markets its comprehensive and competitively priced primary eye care programs to leading HMOs, insurance companies and other third party payors in the Company's regional markets. The Company's marketing strategy towards these organizations stresses its regional coverage, its complete range of eye care products and services and its commitment to quality and service. Through its SightCare programs the Company has upgraded and simplified its frame collection available to managed care organizations in order to allow it to compete more effectively for managed care contracts. Eventually, the Company intends to offer its SightCare programs in all of its markets.

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

    Competition in providing LVC comes from entities similar to the Company and from hospitals, hospital-affiliated group entities, physician group practices and private ophthalmologists that, in order to offer LVC to existing patients, purchase refractive lasers. Suppliers of conventional vision correction alternatives (eyeglasses and contact lenses), such as optometric chains, may also compete with the Company by purchasing laser systems and training personnel to offer LVC to their customers. In certain markets, competition to provide LVC has reduced and may continue to reduce prices for LVC, as has happened in some countries where the treatment has been available for several years.

GOVERNMENT REGULATION

    The Company and its operations are subject to extensive federal, state and local laws, rules and regulations affecting the healthcare industry and the delivery of healthcare, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting control over optometrists or physicians in the practice of optometry by parties not licensed to practice optometry or medicine, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited. The Company attempts to structure all of its operations so as to comply with the relevant state statutes and regulations. The Company believes that its operations and planned activities do not violate any applicable medical practice, optometry practice, fee-splitting or other laws identified above. Laws and regulations relating to the practice of medicine, the practice of optometry, fee-splitting or similar laws vary widely from state to state and seldom are interpreted by courts or regulatory agencies in a manner that provide guidance with respect to business operations such as those of the Company. There can be no assurance that courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that the Company or certain transactions in which it is involved are in violation of such laws and regulations. In addition, there can be no assurance that future interpretations of such laws and regulations will not require structural and organizational modifications of the Company's business.

    Services that are reimbursed by third party payors may be subject to provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who solicit, offer, receive, or pay any remuneration, whether directly or indirectly, in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or other specified federal or state programs, or, in some states, private payors. The federal government has promulgated regulations that create exceptions or "safe harbors" for certain business transactions. Transactions that are structured in accordance with such safe harbors will not be subject to prosecution under federal law. In order to obtain safe harbor protection, the business arrangement must satisfy each of and every requirement of the applicable safe harbor(s). Business relationships that do not satisfy each element of a safe harbor do not necessarily violate the anti-kickback statute but may be subject to greater scrutiny by enforcement agencies. Many state anti-kickback statutes do not include safe harbors and some state anti-kickback statutes apply to all third party payors. The Company is concerned about federal and state anti-kickback statutes only to the extent that it provides healthcare services that are reimbursed by federal, state and in some states, private third party payors. The Company believes its business relationships and operations are in material compliance with applicable laws. Nevertheless, there can be no assurance that the Company will not be required to change its practices or experience a material adverse effect as a result of a challenge by federal or state enforcement authorities under the foregoing statutes.

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

    The FDA and other federal, state or local governmental agencies may amend current, or adopt new, rules and regulations that could affect the use of ophthalmic excimer lasers for LVC and therefore adversely affect the business of the Company.

ENVIRONMENTAL REGULATION

    The Company's business activities are not significantly affected by environmental regulations and no material expenditures are anticipated in order for the Company to comply with environmental regulations. However, the Company is subject to certain regulations promulgated under the Federal Environmental Protection Act with respect to grinding, tinting, edging and disposing of ophthalmic lenses and solutions.

PROPRIETARY PROPERTY

    The Company has no licenses, patents or registered copyrights. The Company does have various registered trademarks in the U.S., including "Sight Resource", "Cambridge Eye Doctors", "E.B. Brown Opticians", "Eyeglass Emporium", "Kidspecs", "Shawnee Optical", "SightCare" and "Vision Plaza."

EMPLOYEES

    As of December 31, 1998, the Company had 616 employees. The Company intends to hire additional key personnel it believes will be required for advancement and expansion of the Company's activities.

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

    There are a number of risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Such significant risks and uncertainties include but are not limited to:

    1. The Company has a limited operating history, entering the LVC market in 1993 and the primary eye care market in 1995.

    2. The Company has a history of operating losses, has not yet demonstrated sustained profitability and may continue to incur significant operating losses for the foreseeable future.

    3. The primary eye care market and LVC market are highly competitive. The Company's current and potential competitors include many larger companies with substantially greater financial, operating, marketing and support resources than the Company.

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

    The Company maintains insurance coverage that it believes will be adequate both as to risks and amounts. The Company believes that such insurance will extend to professional liability claims that may be asserted against employees of the Company that work on site at affiliated practice locations. In addition, pursuant to the management agreements, the affiliated practices are required to maintain professional liability and comprehensive general liability insurance. The availability and cost of such insurance has been affected by various factors, many of which are beyond the control of the Company and its affiliated practices.

    There can be no assurance that the Company will be able to retain adequate liability insurance at reasonable rates, or that the insurance will be adequate to cover claims asserted against the Company, in which event the Company's business may be materially adversely affected.

ITEM 2.     DESCRIPTION OF PROPERTIES

    At December 31, 1998, the Company leased space for 90 of the Company's eye care centers (which range in size from approximately 600 to 6,200 square feet), under operating leases, which expire as follows, exclusive of renewal options.

                                                      At 12/31/98
YEAR                                           NUMBER OF LEASES EXPIRING
----                                           -------------------------
1999                                                       15
2000                                                       19
2001                                                       17
2002                                                       13
2003                                                        9
2004 and thereafter                                        17

    In addition, the Company is currently in lease negotiations or is an at will tenant for three eye care centers.

    The Company's corporate headquarters, centralized optical laboratory and distribution center occupy approximately 22,000 square feet of space leased in an industrial complex in Holliston, Massachusetts pursuant to a lease which expires in 2004. The Company believes that its facilities are adequate for its present needs and that suitable space will be available to the Company upon commercially reasonable terms to accommodate its future needs.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET FOR COMPANY'S COMMON EQUITY

    The Company's Common Stock began trading on NASDAQ on March 31, 1993 under the symbol "VISN". The Company also issued Warrants which began trading on NASDAQ on August 25, 1994 under the symbol "VISNZ". The following table sets forth for the periods indicated, the high and low sales prices for the Common Stock and Warrants as reported by NASDAQ:

                                     COMMON STOCK           WARRANTS
                                     ------------         ------------
                                     HIGH     LOW         HIGH     LOW
                                     ----     ---         ----     ---
1998:
First Quarter                      $5 1/16  $3 1/2      $1 3/8   $1 1/16
Second Quarter                      4 1/2    3 5/8       1 5/32      5/8
Third Quarter                       3 21/32  1 15/16       3/4       1/8
Fourth Quarter                      3 11/16  1 5/8         9/16      1/16

1997:
First Quarter                      $5 1/2   $3 3/4      $1 7/8   $1 1/8
Second Quarter                      5 1/16   3 3/8       1 7/8       7/8
Third Quarter                       6 3/8    3 7/8       1 29/32  1 1/16
Fourth Quarter                      5 3 /4   3 3/8       1 3/4    1 1/8

    The Common Stock and Warrants have been quoted on the NASDAQ National Market System since August 25, 1994. Prior to that time, the Common Stock was quoted on the NASDAQ SmallCap Market.

    The Company has not paid dividends to its common stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company. As of March 18, 1999, there were 257 and 17 holders of record of the Company's Common Stock and Warrants, respectively. There are approximately 4,000 beneficial owners of the Company's Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

YEAR ENDED DECEMBER 31            1998(1)      1997(2,3,4)    1996(4,5)   1995(6)      1994
--------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                    $ 54,971    $ 44,576        $ 29,987    $ 18,240    $    529
Net loss                            (985)     (2,004)         (5,850)     (4,888)     (2,945)
Net loss per common share          (0.11)      (0.46)          (0.78)      (0.89)      (0.94)
Weighted average number of
   common shares outstanding       8,867       8,669           7,523       5,488       3,122

BALANCE SHEET DATA:
Working capital                 $  3,176    $  4,243        $  7,774    $  5,325    $  9,787
Total assets                      32,145      34,507          31,430      23,249      13,911
Non-current liabilities              348         101           1,876       1,703          --
Stockholders' equity              18,959      19,446          22,766      16,445      13,364


1. Effective April 1, 1998, the Company acquired one hundred percent of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2,309 in cash, $350 in notes payable in twelve equal quarterly installments commencing June 30, 1998, and 87,940 shares of common stock. At December 31, 1998, Eyeglass Emporium operated nine eye care centers in Indiana.

2. Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a/ Vision Plaza) ("Vision Plaza"). At December 31, 1998, Vision Plaza operated 14 primary eye care centers and three specialty eyewear centers in Louisiana and Mississippi. Following the acquisition, Vision Plaza entered into a management services contract with Dr. John Musselman, A Professional Corporation ("Musselman"), a corporation established to employ the optometrists previously employed by the acquired company.

3. The net loss per share in 1997 includes a $1,953 dividend to the preferred stock holders as discussed in Note 8 of the Notes To Consolidated Financial Statements.

4. Includes a $110 provision for store closings and $400 write off of software development costs in 1997 and a $2,622 provision for impairment of ophthalmic equipment in 1996.

5. Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. and acquired by merger E.B. Brown Opticians, Inc. (collectively "E.B. Brown"). At December 31, 1998, E.B. Brown operated 37 eye care centers located throughout Ohio and western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders.

6. Effective January 1, 1995 and July 1, 1995 the Company purchased substantially all the assets of Cambridge Eye Associates, Inc. and Douglas Vision World, Inc., respectively. At December 31, 1998, these companies combined had a practice of 30 optometric offices throughout New England providing comprehensive vision care services to residents of this region.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

    Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of December 31, 1998, the Company's operations consisted of 93 eye care centers, with three regional optical laboratories and distribution centers, making it one of the seventeen largest providers in the United States' primary eye care industry based upon sales. Effective January 1, 1999, the Company acquired Shawnee Optical, a chain of nine primary eye care centers operating in Ohio and western Pennsylvania, increasing to 102 the total number of eye care centers operated by the Company. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Vision Plaza, Vision World and Shawnee Optical. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services. In addition, as of December 31, 1998, the Company operated two laser vision correction ("LVC") centers.

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

    The Company's results of operation include the accounts of the Company, its wholly-owned subsidiaries and three professional corporation's ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. For example, if (i) the employment of the nominee shareholder is terminated by the PC or by the Company (including its subsidiaries) or (ii) the Company determines that the nominee shareholder is impairing or rendering less-than-optimal the Company's business management and administration of the PC, then the Company has the right to require the existing nominee shareholder to sell all of the outstanding stock of the PC to another person eligible to serve as a new nominee shareholder. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC, which will always be a nominal cost because each PC operates and expects to continue to operate at an almost break-even level generating a nominal profit, if any at all. See "Business STOCK RESTRICTIONS AND PLEDGE AGREEMENTS."

RESULTS OF OPERATIONS
1998 AS COMPARED WITH 1997

NET REVENUE. The Company generated net revenue of approximately $55.0 million during the year ended December 31, 1998 from the operation of its 93 eye care centers and two laser vision correction centers in the United States as compared to net revenue of approximately $44.6 million from the operation of its 86 eye care centers and four laser vision correction centers in the United States for the same period in 1997. Of the $10.4 million (or 23.3%) increase in net revenue for the year ended December 31, 1998 as compared to the year ended December 31, 1997, $3.2 million (or 7.2%) relates to the additional nine eye care centers acquired effective April 1, 1998. The remaining increase of $7.2 million (or 16.1%) relates primarily to recognition of a full year of revenue from the Vision Plaza acquisition.

COST OF REVENUE. Cost of revenue increased to approximately $19.0 million for the year ended December 31, 1998 as compared to $16.1 million for the year ended December 31, 1997. Cost of revenue decreased as a percentage of net revenue from 36.1% for the year ended December 31, 1997, to 34.5% for the year ended December 31, 1998. The improvement as a percentage of net revenue is primarily due to the improved gross profit margin resulting from sales from both the additional 17 eye care centers acquired July 1, 1997 and the nine eye care centers acquired effective April 1, 1998. Cost of revenue for the years ended December 31, 1998 and 1997 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and (ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

    In February, 1997 the Company discontinued the operations of an optical laboratory and distribution facility operated by E.B. Brown in Cleveland, Ohio, and consolidated its operations with those at its Holliston, Massachusetts facility in order to reduce the cost of revenue. In August, 1997 the Company elected to re-open a smaller version of the Cleveland facility to improve the quality and timeliness of product delivery. The closing and subsequent reopening of the smaller Cleveland facility did not have a material affect on the Company's cost of revenue.

SELLING, GENERAL AND ADMINISTRATION EXPENSE. Selling, general and administration expenses were approximately $37.0 million and $30.7 million for the years ended December 31, 1998 and 1997, respectively. The increase primarily relates to payroll and facility costs incurred in operating the additional nine eye care centers acquired effective April 1, 1998 and costs incurred for a full year of operations of the 17 eye care centers acquired in the Vision Plaza acquisition. Selling, general and administrative expense, as a percentage of net revenue, declined from 68.9% for the year ended December 31, 1997, to 67.3% for the year ended December 31, 1998. This decrease is primarily a result of (i) the nine eye care centers acquired effective April 1, 1998, which operate with a level of selling, general and administrative expenses as a percentage of net revenue that is lower than that of the Company and its other subsidiaries, and (ii) the Company's ability to better leverage its fixed expenses in connection with the acquisition of multi-site eye care centers.

PROVISION FOR STORE CLOSINGS. The Company had a $110,000 provision for store closings in 1997. Although the Company closed three stores in 1998, no provisions for store closings were provided for in 1998.

PROVISION FOR WRITE OFF OF SOFTWARE DEVELOPMENT COSTS. In 1996 the Company selected a vendor and began the testing and installation of software associated with a new point of sale system and perpetual inventory system for its primary eye care centers, regional optical laboratories and distribution centers. By late 1997 the Company, after testing the software system in selected eye care centers, elected to utilize an alternative software vendor whose product is better suited to the needs of the Company. As a result, the Company wrote down $400,000 of capitalized costs associated with the original point of sale system. The Company believes that the new system will facilitate the processing of customer sales information and replenishment of inventory by passing such information, including customer specific orders, to the Company's home office, and its regional optical laboratories and distribution centers for further processing. In 1998, the Company began operating the new point of sale system.

OTHER INCOME AND EXPENSE. Interest income decreased to approximately $184,000 from $360,000 for the years ended December 31, 1998 and 1997, respectively. This decrease resulted from the investment of a lower average cash and cash equivalents balance during 1998 as compared to 1997. Interest expense decreased from approximately $344,000 to $201,000 for the years ended December 31, 1997 and 1998, respectively. The decrease is associated with a lower average balance of debt outstanding during 1998 as compared to 1997. The sale of certain ophthalmic equipment during 1998 generated a gain of approximately $158,000 compared to a gain of approximately $738,000 from similar sales in 1997. In 1998 the Company sold two of the excimer laser systems which it owned, reducing the number of operating systems in place at the end of the year to two, both of which operate in New England and primarily service customers referred from the Company's primary eye care centers.

NET LOSS. The Company realized a net loss of approximately $1.0 million ($0.11 per share) and $2.0 million ($0.46 per share, including the $1,953,000 dividend to the preferred stock holders as discussed in Note 8 of the Notes To Consolidated Financial Statements), for the years ended December 31, 1998 and 1997, respectively. The decrease in net loss is attributable to the increased income generated by a full year of operations of the 17 eye care centers acquired in the Vision Plaza acquisition in 1997, the additional nine eye centers acquired effective April 1, 1998, improvements in gross profit margins, sales volume gain, and, to a lesser extent, the non-recurrence of the $110,000 provision for store closings in 1997 and the $400,000 provision for the writedown of software development costs. The reduction in net loss was partially offset by a reduction of $580,000 in gain from the sale of equipment in 1998 versus 1997.

RESULTS OF OPERATIONS
1997 AS COMPARED WITH 1996

NET REVENUE. The Company generated net revenue of approximately $44.6 million during the year ended December 31, 1997 from the operation of its 86 eye care centers and four laser vision correction centers in the United States as compared to net revenue of approximately $30.0 million from the operation of its 72 eye care centers and ten laser vision correction centers in the United States for the same period in 1996. Of the $14.6 million (or 48.7%) increase in net revenue for the year ended December 31, 1997 as compared to the year ended December 31, 1996, $5.7 million (or 19.0%) relates to the additional 17 eye care centers acquired effective July 1, 1997. The remaining increase of $8.9 million (or 29.7%) relates primarily to recognition of a full year of revenue from the E.B. Brown acquisition.

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

SELLING, GENERAL AND ADMINISTRATION EXPENSE. Selling, general and administration expenses were approximately $30.7 million and $21.6 million for the years ended December 31, 1997 and 1996, respectively. The increase primarily relates to payroll and facility costs incurred in operating the additional 17 eye care centers acquired effective July 1, 1997 and a full year of operations from the E.B. Brown acquisition. Selling, general and administrative expense as a percentage of net revenue, declined from 72.1% for the year ended December 31, 1996, to 68.9% for the year ended December 31, 1997. This decrease is a result of operating efficiencies which the Company has begun to realize from the acquisition and expansion of multi-site eye care centers and an increase in LVC revenue.

PROVISION FOR STORE CLOSINGS. The Company had a $110,000 provision for store closings in 1997. No similar closings were provided for in 1996.

PROVISION FOR WRITE OFF OF SOFTWARE DEVELOPMENT COSTS. In 1996 the Company selected a vendor and began the testing and installation of software associated with a new point of sale system and perpetual inventory system for its primary eye care centers, regional optical laboratories and distribution centers. By late 1997 the Company, after testing the software system in selected eye care centers, elected to utilize an alternative software vendor whose product is better suited to the needs of the Company. As a result, the Company wrote off $400,000 of capitalized costs associated with the original point of sale system. The Company believes that the new system will facilitate the processing of customer sales information and replenishment of inventory by passing such information, including customer specific orders, to the Company's home office, and its regional optical laboratories and distribution centers for further processing.

IMPAIRMENT OF OPHTHALMIC EQUIPMENT. During the fourth quarter of 1996, the Company recognized a $2.6 million write down due to impairment of ophthalmic equipment. Operating losses sustained during 1996 from the operation of this equipment coupled with anticipated future operating losses over the remaining depreciable life of the equipment, which were based upon operating history and a recent industry report indicating a slower than expected growth in LVC, resulted in the Company's decision to recognize the impairment in the fourth quarter 1996. The fair value of the equipment was based upon recent publications in ophthalmic trade journals, offers from third parties, as well as recent sales of similar equipment. Since the Company has no other significant tangible or intangible assets associated with LVC, the Company believes the impairment relates only to ophthalmic equipment.

OTHER INCOME AND EXPENSE. Interest income totaled approximately $360,000 and $499,000 for the years ended December 31, 1997 and 1996, respectively. This decrease resulted from the investment of a lower average cash and cash equivalents balance during 1997 as compared to 1996. Interest expense increased from approximately $248,000 in 1996 to approximately $344,000 in 1997. This increase is associated with a higher average balance of debt outstanding during 1997 as compared to 1996. The sale of certain ophthalmic equipment during 1997 generated a gain of approximately $738,000. In 1997 the Company sold 12 of the excimer laser systems which it owned, reducing the number of operating systems in place at the end of the year to four.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company had approximately $1.9 million in cash and cash equivalents and working capital of approximately $3.2 million in comparison to approximately $6.1 million in cash and cash equivalents and working capital of approximately $4.2 million as of December 31, 1997.

    Effective April 1, 1998, the Company acquired one hundred percent of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2,300,000 in cash, the assumption and payment of notes payable outstanding as of April 1, 1998 of approximately $350,000 and 87,940 shares of common stock. Eyeglass Emporium operated nine eye care centers in northwest Indiana. The acquisition was accounted for using the purchase method of accounting.

    Effective January 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee Optical"). The purchase price paid in connection with this acquisition was $1,750,000 in cash, the payment of notes payable in the aggregate amount of $300,000 and 70,000 shares of common stock. Shawnee Optical operated nine eye care centers in Ohio and western Pennsylvania. The acquisition was accounted for using the purchase method of accounting.

    As of December 31, 1998, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

                                                                Potential
Securities                                                       proceeds
------------------------------------------------------------   ------------

Warrants                                           2,472,100   $14,800,000
Class A Warrants                                      85,000       500,000
Class II Warrants                                    290,424     2,032,968
Unit Purchase Options                                215,000     3,700,000
Bank Austria AG, f/k/a Creditanstalt, Warrants       150,000       694,000
Representative Warrants                              170,000     1,400,000
                                                               -----------
                                                               $23,126,968
                                                               ===========

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

    On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow up to $5.0 million on a term loan basis and up to $5.0 million on a revolving credit basis, subject to certain performance criteria. Such certain performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to EBITDA ratios, current ratio of 1:1 and minimum net worth ratios. The term loan facility bears interest at the bank's prime rate plus 1.5% or LIBOR plus 3% at the Company's election, and the revolving credit facility bears interest at the bank's prime rate plus 1.25% or LIBOR plus 2.75% at the Company's election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. Amounts borrowed under the Agreement have been and will continue to be used to refinance existing debt, finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the Company's common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. As of December 31, 1998, there were no amounts outstanding under the Agreement. At December 31, 1998, the Company was not in compliance with a financial covenant which requires that the Company maintain a certain minimum net worth. The Company has received a waiver of this covenant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS 133 ("Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, which becomes effective for the Company in its year ending December 26, 1999 is not expected to have a material impact on the Consolidated Financial Statements of the Company.

YEAR 2000 ISSUE

    When used in this Section, the words or phrases "plans to", "expected to", "believes" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    The Company has substantially completed its assessment of critical internal systems which include customer service, customer order entry, lab operations, purchasing and financial situations. The Company has surveyed, by written questionnaire, its principal vendors, customers and others on whom it relies to assure that their systems will be Year 2000 compliant, and that they will be able to continue their business with the Company without interruption. The Company has received written confirmation of Year 2000 compliance from vendors and suppliers of its (i) point of sale system, (ii) general ledger software system, (iii) laser vision correction equipment, (iv) laboratory finishing equipment, and (v) corporate headquarters telecommunications systems. The Company identified that some early versions of the software (RX calc) used in two of its regional optical laboratories is not Year 2000 compliant. However, Year 2000 compliant upgraded versions of that same software are available and the Company plans to upgrade this software by the end of the third quarter of 1999.

    The Company plans to complete the remediation phase of its critical internal systems by the second quarter of 1999 and complete the applicable testing and verification phase by the end of the third quarter of fiscal year

1999, however no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant. The Company has drafted a contingency plan in the event normal operations are interrupted as a result of Year 2000 issues. Certain precautionary measures are considered in the contingency plan, including restriction of vacation schedules in January 2000, increasing inventory levels and manual processing of key financial documents and other operations. The plan is expected to be completed during the second quarter of 1999. Contingency plan testing will be completed by the end of the third quarter of 1999.

    The Company estimates costs to become Year 2000 compliant will be approximately $50,000, however, no assurance can be given that the ultimate costs required to address the Year 2000 issue will not exceed such amounts.

    The Company expects to convert all of its existing eye care centers to the new point of sale system, which the Company has received written confirmation is Year 2000 compliant, by the third quarter of 1999, except for the nine recently acquired Shawnee Optical locations. The Company believes that the Shawnee Optical centers will be converted to the new point of sale system by December 31, 1999. However, the Company has not completed its assessment of the integration plan timetable for Shawnee Optical.

    The Company believes that there are multiple sources of supply in the industry and the failure of some vendors to remediate Year 2000 issues would not disrupt the supply chain. The Company provides managed primary eye care benefits to more than fifty organizations. Presently, the Company manually files paper claims with these organizations. However, during 1999 the Company intends to convert to electronic filing for some of these organizations. If Year 2000 issues did not permit electronic filing, the Company would revert back to manually processing paper claims.

    The Company currently believes that its most reasonably likely worst case Year 2000 scenario would relate to problems with systems of third parties which could create the greatest risks with infrastructure, including water and sewer services, electricity, transportation, telecommunications and critical supplies, or raw materials and spare parts. The Company's ability to eliminate or control these potential third party problems is limited. Therefore, contingency plans are limited to ensuring that store operations, eye examinations and optical laboratory operations can be performed manually, if necessary.

    No assurance can be given that the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.


ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has no significant fixed rate debt obligations or related interest rate swap and cap agreements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Sight Resource Corporation:



    We have audited the consolidated balance sheets of Sight Resource Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sight Resource Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP

Boston, Massachusetts
March 19, 1999

                           SIGHT RESOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31                                                    1998        1997
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                            ASSETS

Current assets:
  Cash and cash equivalents                                 $  1,860   $  6,076
  Accounts receivable, net of allowance of $748 and $478,
   respectively                                                2,658      1,781
  Inventories                                                  4,584      4,434
  Prepaid expenses and other current assets                      377        377
                                                            --------   --------
          Total current assets                                 9,479     12,668
                                                            --------   --------
Property and equipment, net (note 3)                           6,140      5,664
                                                            --------   --------
Other assets:
  Intangible assets (note 4)                                  15,337     14,898
  Other assets                                                 1,189      1,277
                                                            --------   --------
          Total other assets                                  16,526     16,175
                                                            ========   ========
                                                            $ 32,145   $ 34,507
                                                            ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt (note 6)                     146      1,000
  Current portion of capital leases (note 7)                      34         --
  Accounts payable                                             2,870      1,797
  Accrued expenses (note 5)                                    3,253      5,628
                                                            --------   --------
          Total current liabilities                            6,303      8,425
                                                            --------   --------
Non-current liabilities:
  Long term debt, less current maturities (note 6)               184         --
  Capital leases (note 7)                                         13         --
  Other liabilities                                              151        101
                                                            --------   --------
          Total non-current liabilities                          348        101
                                                            --------   --------

 Series B redeemable convertible preferred stock
   1,452,119 shares issued (note 8)                            6,535      6,535
                                                            --------   --------

Stockholders' equity (note 9):
  Preferred Stock, $.01 par value. Authorized 5,000,000
    shares; no shares of Series A issued and outstanding          --         --
  Common stock, $.01 par value. Authorized 20,000,000
    shares; issued 8,936,330 and 8,787,100 shares in
    1998 and 1997, respectively                                   90         88
  Additional paid-in capital                                  36,847     36,329
  Common stock issuable, 71,181 shares in 1998 and 1997
    (note 1(b))                                                  432        432
  Treasury stock at cost (30,600 shares in 1998 and 1997)       (137)      (137)
  Unearned compensation                                          (22)
                                                            --------   --------
  Accumulated deficit                                        (18,251)   (17,266)
                                                                       --------
          Total stockholders' equity                          18,959     19,446
                                                            ========   ========
                                                            $ 32,145   $ 34,507
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                              SIGHT RESOURCE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31                               1998         1997       1996
------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Net revenue                                         $ 54,971    $ 44,576    $ 29,987
Cost of revenue                                       18,991      16,096      11,841
                                                    --------    --------    --------
        Gross margin                                  35,980      28,480      18,146

Selling, general and administrative expense           37,036      30,703      21,600
Provision for store closings                              --         110          --
Provision for write off of software
  development costs                                       --         400          --
Impairment of ophthalmic equipment (note 3)               --          --       2,622
                                                    --------    --------    --------
  Total operating expenses                            37,036      31,213      24,222
                                                    --------    --------    --------

      Loss from operations                            (1,056)     (2,733)     (6,076)
                                                    --------    --------    --------

Other income (expense):
  Interest income                                        184         360         499
  Interest expense                                      (201)       (344)       (248)
  Gain on sale of assets                                 158         738          --
                                                    --------    --------    --------
          Total other income                             141         754         251
                                                    --------    --------    --------

      Loss before income tax expense                    (915)     (1,979)     (5,825)

Income tax expense                                        70          25          25
                                                    --------    --------    --------

          Net loss                                  $   (985)   $ (2,004)   $ (5,850)
                                                    ========    ========    ========

Dividends on redeemable convertible preferred
  stock  (note 8)                                         --      (1,953)         --

Net loss attributable to common shareholders        $   (985)   $ (3,957)   $ (5,850)
                                                    ========    ========    ========

Basic and Diluted loss per common share (note 2)    $  (0.11)   $  (0.46)   $  (0.78)
                                                    ========    ========    ========

Weighted average number of common shares
  outstanding                                          8,867       8,669       7,523
                                                    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                                    SIGHT RESOURCE CORPORATION
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
---------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                        COMMON STOCK       ADDITIONAL    ACCUMU-     COMMON                UNEARNED      TOTAL
                                                   PAR      PAID-IN       LATED       STOCK    TREASURY     COMP-    STOCKHOLDERS
                                      SHARES      VALUE     CAPITAL      DEFICIT    ISSUABLE    STOCK      ENSATION     EQUITY
                                     --------    --------   --------    --------    --------   --------    --------    --------
Balance, December 31, 1995              6,347    $     63   $ 25,794    $ (9,412)   $     --   $     --    $     --    $ 16,445
Proceeds from exercise of warrants         --          --          1          --          --         --          --           1
Proceeds from public offering, net
   of offering costs                    1,775          18      9,816          --          --         --          --       9,834
Issuance of common stock for
   acquisitions                           522           5      1,896          --         432         --          --       2,333
Proceeds from exercise of stock
   options                                  5          --          3          --          --         --          --           3
Net loss                                   --          --         --      (5,850)         --         --          --      (5,850)
                                     --------    --------   --------    --------    --------   --------    --------    --------

Balance, December 31, 1996              8,649          86     37,510     (15,262)        432         --          --      22,766
Exercise of stock options (notes 9
   and 12)                                138           2        592          --          --         --          --         594
Acquisition of treasury stock
(note 9)                                   --          --         --          --          --         --        (137)       (137)
Dividend to preferred shareholders
   (note 8)                                --          --     (1,953)         --          --         --          --      (1,953)
Issuance of warrants under Credit
   Agreement (note 6)                      --          --        180          --          --         --          --         180
Net loss                                   --          --         --      (2,004)         --         --          --      (2,004)
                                     --------    --------   --------    --------    --------   --------    --------    --------

Balance, December 31, 1997              8,787          88     36,329     (17,266)        432       (137)         --      19,446
Exercise of stock options (notes 9
   and 12)                                 20          --          9          --          --         --          --           9
Issuance of Common Stock for
   acquisitions                            88           1        349          --          --         --          --         350
Issuance of Common Stock                   41           1        160          --          --         --         (40)        121
Amortization of unearned
   compensation                            --          --         --          --          --         --          18          18
Net loss                                   --          --         --        (985)         --         --          --        (985)
                                     --------    --------   --------    --------    --------   --------    --------    --------

Balance, December 31, 1998              8,936    $     90   $ 36,847    $(18,251)   $    432   $   (137)   $    (22)   $ 18,959
                                     ========    ========   ========    ========    ========   ========    ========    ========


                                    See accompanying notes to consolidated financial statements

                                 SIGHT RESOURCE CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31                                       1998       1997       1996
------------------------------------------------------------------------------------------
(IN THOUSANDS)
Operating activities:
 Net loss                                                   $  (985)   $(2,004)   $(5,850)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                              2,596      2,183      2,221
   Amortization of unearned compensation                         18         --         --
   Impairment of ophthalmic equipment                            --         --      2,622
   Gain on sale of assets                                      (158)      (738)        --
   Provision for store closings and write off of software
    developments costs                                           --        510         --
 Changes in operating assets and liabilities:
   Accounts receivable                                         (746)       138       (248)
   Inventories                                                  289     (1,027)       153
   Prepaid expenses and other current assets                     47        (78)       (47)
   Accounts payable and accrued expenses                       (829)    (1,349)    (1,408)
                                                            -------    -------    -------
     Net cash provided by (used in) operating activities        232     (2,365)    (2,557)
                                                            -------    -------    -------

 Investing activities:
  Purchases of property and equipment                        (1,612)    (1,948)    (1,639)
  Payments for acquisitions                                  (2,201)    (2,075)    (2,854)
  Proceeds from sale of assets                                  235      1,747         --
  Other assets                                                   88       (240)       (72)
                                                            -------    -------    -------
     Net cash used in investing activities:                  (3,490)    (2,516)    (4,565)
                                                            -------    -------    -------

 Financing activities:
  Principal payments on debt                                 (1,087)    (2,754)      (400)
  Debt financing costs                                           --       (320)        --
  Proceeds from issuance of stock                               129         --         --
  Proceeds from exercise of warrants and stock options           --         --          4
  Net proceeds from offerings                                    --      4,582      9,834
  Purchase of treasury stock                                     --       (137)        --
  Payment of other liabilities                                   --       (338)      (427)
                                                            -------    -------    -------
      Net cash provided by (used in) financing activities      (958)     1,033      9,011
                                                            -------    -------    -------

 Net increase (decrease) in cash and cash equivalents        (4,216)    (3,848)     1,889

 Cash and cash equivalents, beginning of period               6,076      9,924      8,035
                                                            -------    -------    -------
 Cash and cash equivalents, end of period                   $ 1,860    $ 6,076    $ 9,924
                                                            =======    =======    =======

See note 11 for supplementary cash flow information.
See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

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

Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. as well as entered into a merger with E.B. Brown Opticians, Inc. (collectively, "E.B. Brown") for approximately $7,733,000, consisting of:
$4,000,000 in cash, 521,997 shares of common stock issued, 71,181 shares of common stock to be issued and $1,400,000 in notes payable over an 18 month period. When the common stock to be issued is issued, the $432,000 of common stock issuable will be reclassed into common stock and additional paid-in capital. As of July 1, 1996, E.B. Brown operated 42 eye care centers located throughout Ohio and Western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders. The transaction was accounted for using the purchase method of accounting.

Effective July 1, 1997, the Company acquired one hundred percent of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation, d/b/a Vision Plaza ("Vision Plaza")). The purchase price paid in connection with this acquisition was $2,000,000 in cash and the assumption and payment of notes payable outstanding as of July 1, 1997 of approximately $800,000. Vision Plaza operated 17 eye care centers in Southeast Louisiana and Mississippi. The acquisition was accounted for using the purchase method of accounting.

Effective April 1, 1998, the Company acquired one hundred percent of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2,309,000 in cash, the assumption and payment of notes payable outstanding as of April 1, 1998 of approximately $350,000 and 87,940 shares of common stock. Eyeglass Emporium operated nine eye care centers in northwest Indiana. The acquisition was accounted for using the purchase method of accounting.

The results of operations of the five acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill.

In connection with the acquisitions, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of stores and related restructuring costs, including lease commitments and severance costs. During 1997, the Company recorded reserves, principally in anticipation of closing certain stores and labs, by $1,229,000 and for severance costs of $224,000. The Company charged $100,000 and $43,000, respectively, against those reserves in 1997. During 1998, the Company recorded $32,000 for store closings and $21,000 for severance costs and charged $32,000 and $59,000, respectively, against these reserves. At December 31, 1998, the Company reduced these reserves by $1,383,000 against goodwill as an adjustment to the cost of the acquired enterprises. At December 31, 1998, there are no purchase accounting reserves.

The following unaudited pro forma financial information gives effect to the acquisitions as if:

   i)   the acquisition of Vision Plaza was effective January 1, 1996
   ii)  the acquisition of Eyeglass Emporium was effective January 1, 1997

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

(IN THOUSANDS EXCEPT FOR PER SHARE DATA)     1998       1997        1996
                                           --------   --------    --------

Revenue                                    $ 56,188   $ 54,741    $ 48,636
                                           ========   ========    ========
Net loss                                   $ (1,018)  $ (4,073)   $ (5,084)
                                           ========   ========    ========
Basic and Diluted loss per share           $  (0.11)  $  (0.47)   $  (0.63)
                                           ========   ========    ========

Weighted average number of common shares
   outstanding                                8,889      8,757       8,045
                                           ========   ========    ========

Subsequent to year end the Company acquired Shawnee Optical, Inc. for $2,400,000. Had the Shawnee acquisition occurred at the beginning of 1998, the pro forma results for 1998 would have been as follows:

(IN THOUSANDS EXCEPT FOR PER SHARE DATA)     1998
                                           --------

Revenue                                    $ 60,144
                                           ========
Net loss                                   $   (918)
                                           ========
Basic and Diluted loss per share           $  (0.10)
                                           ========

Weighted average number of common shares
   outstanding                                8,937
                                           ========

The above unaudited pro forma financial information reflects certain adjustments, including amortization of goodwill, and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of 1996, 1997 and 1998 and is not necessarily indicative of results that may be obtained in the future.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION
The Company's results of operation include the accounts of the Company, its wholly-owned subsidiaries and three professional corporation's ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC, which will always be a nominal cost because each PC operates at an almost break-even level generating a nominal profit, if any at all. All significant intercompany balances and transactions have been eliminated.

In preparation of these consolidated financial statements in conformity with generally accepted accounting principles, management of the Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, such as accounts receivable, inventory, impairment of property and equipment and intangibles. Actual results could differ from those estimates.

(B) STATEMENT OF CASH FLOWS
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of three months or less.

(C) FINANCIAL INSTRUMENTS
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of other long-term maturities approximates fair value. The carrying amount of the Company's revolving line of credit approximates fair value because the borrowing rate changes with market interest rates.

(D) REVENUE RECOGNITION
Revenue and the related costs from the sale of eyewear are recognized at the time an order is complete. Revenue from eye care services is recognized when the service is performed. The Company has fee for service arrangements with most of its third party payors. Revenue is reported net of contractual allowances.

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

(E) INVENTORIES
Inventories primarily consist of the costs of eyeglass frames, contact lenses, ophthalmic lenses, sunglasses and other optical products and are valued at the lower of cost (using the first-in, first-out method) or market.

(F) PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. The Company provides for depreciation at the time the property and equipment is placed in service. The straight-line method is used over the estimated useful life of the assets. The Company assesses the recoverability of the undepreciated property and equipment on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

(G) ADVERTISING
Advertising costs are expensed when incurred.

(H) INTANGIBLE ASSETS
Intangible assets resulting from the business acquisitions consist of customer lists, trademarks, non-compete agreements and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

(I) INCOME TAXES
The Company follows the asset and liability method of accounting for income taxes and records deferred tax assets and liabilities based on temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes.

(J) DEFERRED REVENUE
The Company offers a contact lens purchasing program in which, for a set fee, customers may purchase contacts at discounted rates for a 12 month period. The Company recognizes revenue from the sales of its contact lens purchasing program on a monthly basis over the life of the program.

(K) NET LOSS PER SHARE
Earnings per share are computed based on Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31:


YEARS ENDED DECEMBER 31                                       1998       1997      1996
(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)                 -------    -------    -------
BASIC LOSS PER SHARE
Net loss                                                    $  (985)   $(2,004)   $(5,850)
Less: dividends on redeemable convertible preferred stock        --     (1,953)        --
                                                            -------    -------    -------
Net loss attributable to common stockholders                $  (985)   $(3,957)   $(5,850)
                                                            =======    =======    =======
Weighted average common shares outstanding                    8,867      8,669      7,523
Net loss per share                                          $ (0.11)   $ (0.46)   $ (0.78)
                                                            =======    =======    =======

DILUTED LOSS PER SHARE
Net loss                                                    $  (985)   $(2,004)   $(5,850)
Less: dividends on redeemable convertible preferred stock        --     (1,953)        --
                                                            =======    =======    =======
Net loss attributable to common stockholders                $  (985)   $(3,957)   $(5,850)
                                                            =======    =======    =======
Weighted average common shares outstanding                    8,867      8,669      7,523
Net loss per share                                          $ (0.11)   $ (0.46)   $ (0.78)
                                                            =======    =======    =======

The options, warrants and convertible preferred stock discussed in Notes 8 and 9 were not included in the computation of diluted Earnings Per Share because the effect would be antidilutive.

(3) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                 ESTIMATED
YEARS ENDED DECEMBER 31                                    1998         1997    USEFUL LIFE
----------------------------------------------------------------------------------------------
(IN THOUSANDS)
            Land and building                            $    87      $    87   40 years
            Equipment                                      5,195        4,123   3-5 years
            Computer equipment                             1,143          485   3 years
            Furniture and fixtures                         1,751        1,243   3 years
            Leasehold improvements                         4,731        3,974   Life of lease
            Construction-in-progress                         310          158
                                                         -------      -------
                                                          13,217       10,070

            Less accumulated depreciation                  7,077        4,406
                                                         =======      =======

            Property and equipment, net                  $ 6,140      $ 5,664
                                                         =======      =======

During the fourth quarter of 1997, the Company recorded a $400,000 charge for the write off of development costs associated with Point of Sale software due to a decision to change the system provider to be utilized.

(4) INTANGIBLE ASSETS

Intangible assets consists of the following:

                                                                                 ESTIMATED
YEARS ENDED DECEMBER 31                                    1998         1997    USEFUL LIFE
----------------------------------------------------------------------------------------------
 (IN THOUSANDS)

                      Goodwill                           $14,331     $ 13,061   20-25
                      Customer lists                       2,662        2,659   11-15
                      Non-compete                            120          120       5
                      Trademarks                             713          713      15
                                                        --------     --------
                                                          17,826       16,553

                      Accumulated amortization             2,489        1,655
                                                        ========     ========
                             Total                      $ 15,337     $ 14,898
                                                        ========     ========

The useful lives of the above intangible assets are estimated based upon, among other things, independent appraisals, history of operations acquired, terms of agreements and industry standards.

(5) ACCRUED EXPENSES

Accrued expenses consists of the following:

YEARS ENDED DECEMBER 31                             1998            1997
------------------------------------------------------------------------
(IN THOUSANDS)

     Professional fees                             $   118       $   308
     Payroll and related cost                        1,505         1,671
     Acquisition reserves and accruals                  --         1,863
     Deferred revenue                                  161           161
     Other                                           1,469         1,625
                                                   -------       -------
                                                   $ 3,253       $ 5,628
                                                   =======       =======

(6) DEBT

YEARS ENDED DECEMBER 31                                         1998      1997
--------------------------------------------------------------------------------
(IN THOUSANDS)

Notes payable, 7% interest rate, principal and interest due
quarterly until March 31, 2001                                 $  263   $   --

Notes payable, 12% interest rate, principal and interest due
monthly until January, 2001                                        67       --

Unsecured notes payable, 7% interest rate, $400 paid on
September 18, 1997 and $1,000 due on March 18, 1998; due on
demand if the Company's cash balance is less than $2,800           --    1,000
                                                               ------    -----
                                                                  330    1,000

Less current maturities                                           146    1,000
                                                               ======   ======
Long term debt, less current maturities                        $  184   $   --
                                                               ======   ======

On April 8, 1998, as part of the acquisition of Eyeglass Emporium, the Company issued a three-year $350,000 note to the seller. The annual interest rate is 7%. Principal and interest are due quarterly beginning June 30, 1998 and continuing until March 31, 2001.

    On February 20, 1997, the Company entered into a Credit Agreement (the "Agreement") with a bank pursuant to which the Company can borrow $5,000,000 on a term loan basis and $5,000,000 on a revolving credit basis, subject to certain performance criteria. The performance criteria include, among others, financial condition covenants such as rolling EBITDA levels, indebtedness to EBITDA ratios, current ratio of 1:1 and minimum net worth requirements. The term loan facility bears interest at the bank's prime rate plus 1.5% or LIBOR plus 3% at the Company's election and the revolving credit facility bears interest at the bank's prime rate plus 1.25% or LIBOR plus 2.75% at the Company's election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of December 31, 1998, the entire term loan and revolving note was unused. Amounts borrowed under the Agreement will be used to finance future acquisitions, provide ongoing working capital and for other general corporate purposes. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. The warrants were accounted for as additional paid in capital based upon the fair value of the securities. Fair market value was determined by using the relationship of the interest rate charged with the warrants versus the rate to be charged without the warrants. This value approximated that obtained using the Black Scholes Method. As of December 31, 1998 and 1997, there were no amounts outstanding under the Agreement. At December 31, 1998, the Company was not in compliance with a financial covenant which requires that the Company maintain a certain minimum net worth. The Company has received a waiver of this covenant.

In January 1996, one of the Company's subsidiaries entered into a five-year, $140,000 construction note payable relating to one of its mall locations. The annual interest rate is 12%. Principal and interest payments are due monthly until January 2001.

(7) LEASE OBLIGATIONS

The Company has operating leases primarily for its primary eye care centers, distribution center, corporate offices and certain equipment. The leases are generally for periods of up to 10 years with renewal options at fixed rentals. Certain of the leases provide for additional rentals based on sales exceeding specified amounts. Capitalized leases consists of various office and optometric equipment at multiple locations.

Future minimum annual lease commitments for facilities and equipment for the five years subsequent to December 31, 1998 and in the aggregate are as follows:

                                           Capital Operating
    (IN THOUSANDS)                          Leases   Leases
    --------------                         -----------------
        1999                               $  39     $ 5,394
        2000                                  12       4,501
        2001                                   2       3,579
        2002                                  --       2,762
        2003                                  --       2,233
        Thereafter                            --       5,187
                                           -----     -------
        Total minimum lease obligations       53     $23,656
                                                     =======
        Less amount representing interest      6
                                           -----
        Present value of net minimum
          capital lease obligations           47
        Less current maturities               34
                                           -----
                                           $  13
                                           =====

Rental expenses charged to operations, including real estate taxes, common area maintenance and other expenses related to the leased facilities and equipment, were approximately $5,335,000, $4,500,000 and $2,592,000, for fiscal years 1998,
1997 and 1996, respectively.

(8) REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 25, 1997, the Company issued 1,452,119 shares of Series B Convertible Preferred Stock (the "Series B"), Class I and Class II Warrants to an outside investor (the "Purchaser") for a net purchase price of $4,582,000. The Series B was purchased with a conversion price into common stock that was lower than market value of the common stock, and as a result, the difference of $1,953,000 was reflected as a dividend to the preferred stockholders to reflect the preferred stock at its fair value. Each share of Series B is convertible into one share of Common Stock at $3.50 per share, subject to adjustment, at the Purchaser's option at any time and at the Company's option if the price per share of Common Stock during any period of thirty consecutive trading days equals or exceeds $7.00 at any time during the first three years or $9.00 at any time thereafter. The holders of the Series B have the right to appoint two directors to the Company's Board of Directors.

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

The Purchaser is entitled to "shelf" registration rights and "piggyback" registration rights with respect to the shares of Common Stock underlying the Series B, the Class I Warrants and the Class II Warrants.

Upon a change of control of the Company, defined as (i) a change in any person or group obtaining a majority of the securities ordinarily having the right to vote in an election of Directors; (ii) during any two year period, the individuals who at the beginning of the period constituted the Company's Board of Directors no longer constitute a majority of the Board of Directors; (iii) any merger, consolidation, recapitalization, reorganization, dissolution or liquidation of the Company which results in the current stockholders no longer owning more than 50% of the voting securities or the Company; (iv) any sale, lease, exchange or other transfer of all, or substantially all, of the assets of the Company; or (v) the adoption of a plan leading to the liquidation or dissolution of the Company, at the option of the Purchaser, the Company would have to redeem the Series B at a price of 105% of the offering price, subject to certain adjustments, plus accrued and unpaid dividends. The redemption value at December 31, 1997 and 1998 was $5,337,000.

(9) STOCKHOLDERS' EQUITY

PREFERRED STOCK
As of December 31, 1998 and 1997, the Company has authorized 5,000,000 shares of preferred stock at $.01 par value of which 1,452,119 shares of Series B are issued and outstanding (see Note 8), and 200,000 shares have been designated Series A Junior Participating Preferred Stock pursuant to a certificate of designation filed with the State of Delaware on May 12, 1997, of which no shares are issued and outstanding. The terms and conditions of any other series of preferred stock, including any preferences and dividends, will not be established until such time, if ever, as such shares are in fact issued by the Company.

COMMON STOCK
As of December 31, 1998 and 1997, the Company has authorized 20,000,000 shares of common stock at $.01 par value. Common stock is entitled to dividends if declared by the Board of Directors, and each share carries one vote.

WARRANTS
In connection with the Company's initial public offering, the Company sold to the IPO Representative (at an aggregate price of $85), warrants to purchase up to 85,000 IPO Units at an exercise price of $7.98 per IPO Unit at any time during the four-year period commencing March 31, 1994. Each IPO Unit consisted of one share of common stock and one redeemable common stock purchase warrant, which entitled the holder to purchase one share of common stock at a price of $6.75. No IPO Units were exercised prior to their expiring on March 31, 1998.

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

In connection with the Company's second public offering, the Company sold to its underwriter and a finder, 215,000 Unit Purchase Options ("UPOs") at a price of $.001 per UPO. Each UPO consists of one share of common stock and one redeemable common stock purchase warrant, which entitles the holder to purchase one share of common stock at a price of $7.20. The UPOs are exercisable for a period of four years commencing August 25, 1995, at a price of $9.90. No UPOs have been exercised.

In connection with its third public offering in 1996, the Company sold to its underwriter warrants to purchase an aggregate of 170,000 shares of the Company's common stock at $8.45. No underwriter warrants have been exercised.

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

TREASURY STOCK
From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock in the open market. During the year ended December 31, 1997, the Company repurchased 30,600 shares of common stock at a cost of $137,000. There were no repurchases of shares of common stock during the year ended December 31, 1998.

STOCK OPTION PLAN
On November 30, 1992, the Company's Board of Directors and the stockholders approved the Company's 1992 Employee, Director and Consultant Stock Option Plan (the "Plan"). On April 26, 1994, the Board of Directors and the stockholders approved an increase in shares of common stock reserved for issuance under the Plan to an aggregate of 1,000,000 shares. In March 1996, the Board recommended and the stockholders subsequently approved, that an additional 500,000 shares of common stock be reserved for issuance under the Plan. In December 1998, the Board recommended that an additional 350,000 shares of common stock be reserved for issuance under the Plan. Such proposal will be submitted to the stockholders at the 1999 Annual Meeting. Under the Plan, incentive stock options may be granted to employees of the Company. Non-qualified stock options may be granted to consultants, directors, employees or officers of the Company. Most options vest after two or three years from date of grant with a maximum term of ten years.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and as a result no compensation expense has been recorded for granted options. Had compensation costs been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

(IN THOUSANDS EXCEPT FOR PER SHARE DATA)              1998         1997        1996
                                                    ---------    ---------    ---------
Net loss                            as reported     $   (985)    $ (2,004)    $ (5,850)
                                                    =========    =========    =========
                                    pro forma       $ (1,863)    $ (2,370)    $ (6,308)
                                                    =========    =========    =========

Net loss per share                  as reported     $  (0.11)    $  (0.46)    $  (0.78)
                                                    =========    =========    =========
                                    pro forma       $  (0.21)    $  (0.50)    $  (0.84)
                                                    =========    =========    =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants as follows:

                                  1998             1997              1996
                                  ----             ----              ----
Dividend Yield                    0.00%            0.00%             0.00%
Volatility                        91.1%            93.9%             63.9%
Interest Rate                     5.50%            5.73%             6.41%
Expected Life                     8.12 years       7.97 years        6.00 years

A summary of the stock option transactions follows:

                                                          WEIGHTED
                                           NUMBER OF      AVERAGE
                               SHARES    SHARES UNDER    PRICE PER
                             AVAILABLE      OPTION         SHARE
                             ---------    ----------      ------
Balance, December 31, 1995     336,767       661,133      $ 4.80
Increase in Plan               500,000            --          --
Canceled                        42,600       (42,600)       5.16
Granted                       (225,400)      225,400        6.46
Exercised                           --       (20,700)       4.39
                             ---------    ----------      ------
Balance, December 31, 1996     653,967       823,233        5.25
Canceled                       154,600      (154,600)       4.67
Granted                       (298,395)      298,395        4.13
Exercised                           --      (138,332)       4.29
                             ---------    ----------      ------
Balance, December 31, 1997     510,172       828,696        5.11
Canceled                       217,666      (217,666)       5.08
Granted                       (613,999)      613,999        3.43
Exercised                           --       (20,000)       0.43
                             ---------    ----------      ------
Balance, December 31, 1998     113,839     1,205,029      $ 4.15
                             =========    ==========      ======

There were 557,200 and 405,561 shares exercisable under the Plan at December 31, 1998 and 1997, respectively.

The weighted average fair value of options granted under the Plan was $2.90 and $3.53 for the years ended December 31, 1998 and 1997, respectively.

The following table summarizes information about options outstanding as of December 31, 1998:

                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                 -----------------------------------------      ------------------------------------
                                   WEIGHTED
                                   AVERAGE      WEIGHTED
   RANGE OF          NUMBER       REMAINING      AVERAGE              NUMBER             WEIGHTED
   EXERCISE       OUTSTANDING    CONTRACTUAL    EXERCISE          EXERCISABLE AT         AVERAGE
    PRICES        AT 12/31/98        LIFE         PRICE              12/31/98         EXERCISE PRICE
    ------        -----------        ----         -----              --------         --------------
  $0.00-$0.95          15,000        3.9          $0.43                15,000             $0.43
  $1.90-$2.85          97,000        9.9          $2.00                     0             $0.00
  $2.85-$3.80         224,999        9.3          $3.28                45,001             $3.53
  $3.80-$4.75         632,630        7.8          $4.12               300,800             $4.23
  $4.75-$5.70          54,900        5.9          $5.00                54,900             $5.00
  $5.70-$6.65         125,500        7.1          $6.43                88,833             $6.39
  $6.65-$7.60          52,000        6.5          $6.82                49,666             $6.83
  $7.60-$8.55           3,000        6.9          $7.81                 3,000             $7.81
                  -----------                                       ---------
                    1,205,029                                         557,200
                  ===========                                       =========

(10) INCOME TAXES

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

YEARS ENDED DECEMBER 31                            1998       1997       1996
------------------------------------------------------------------------------
(IN THOUSANDS)

Computed "expected" tax benefit                  $   305    $   680    $ 1,989
Increase in tax benefit resulting from:
  State net operating loss and State tax
     deductions                                      137        111        338
Decrease in tax benefit resulting from:
  Other                                             (104)       (78)        (7)
  Increase in valuation allowance for deferred
     tax assets allocated to income tax
     expense                                        (408)      (738)    (2,345)
                                                 -------    -------    -------
                                                 $   (70)   $   (25)   $   (25)
                                                 =======    =======    =======

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

YEARS ENDED DECEMBER 31                  1998       1997
----------------------------------------------------------
(IN THOUSANDS)

Deferred tax assets:
  Net operating loss carryforwards     $ 7,513    $ 7,001
  Plant and equipment                      720        819
  Vacation accrual                         201        181
  Bad debt reserve                         259        107
  Other reserves                           117        761
                                       -------    -------
          Gross deferred tax assets      8,810      8,869

  Valuation allowance under SFAS 109    (8,810)    (8,869)
                                       -------    -------
          Net deferred tax assets           --         --
                                       =======    =======

A valuation allowance in the amount of $8,810,000 and $8,869,000 was established at December 31, 1998 and 1997, respectively. This allowance has been established due to the uncertainty of the Company to benefit from the federal and state operating loss carryforwards.

Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be allocated as follows:

YEARS ENDED DECEMBER 31                               1998     1997
--------------------------------------------------------------------
(IN THOUSANDS)

Income tax benefit that would be reported in the
  statement of operations                            $8,171   $7,763
Charge to goodwill for recognition of acquired tax
  assets                                                639    1,106
                                                     ------   -------
                                                     $8,810   $8,869
                                                     ======   ======

The net operating loss carryforwards ("NOLs") for federal and state tax purposes at December 31, 1998 are approximately $18,901,000 and $17,328,000 respectively and expire through 2018 and 2003, respectively.

(11) SUPPLEMENTARY CASH FLOW INFORMATION

The following represents supplementary cash flow information:

YEARS ENDED DECEMBER 31                  1998        1997         1996
------------------------------------------------------------------------
(IN THOUSANDS)

Interest paid                          $    222    $    343    $    223

Non-cash financing activities:
Equity issued associated with Credit
   Agreement                                 --         180          --

Acquisitions:
Assets acquired                           3,949       5,623      10,266
Net liabilities assumed                  (1,247)     (3,548)     (2,533)
Notes payable                              (350)         --      (1,400)
Common stock issued                          (1)         --      (1,901)
Common stock issuable                        --          --        (432)
                                       --------    --------    --------
Cash paid                                 2,351       2,075       4,000

Less cash acquired                         (150)         --      (1,146)
                                       --------    --------    --------
Net cash paid for acquisition          $  2,201    $  2,075    $  2,854
                                       ========    ========    ========

(12) RELATED PARTY TRANSACTIONS

In connection with the exercise of stock options during 1997, the Company's former Executive Vice President and Director (the "Borrower") issued a promissory note (the "Promissory Note") to the Company for $594,000. The Promissory Note is due the earlier of September 2, 2007 or the date upon which the Borrower receives the proceeds of the sale of not less than 20,000 shares of the shares acquired by the exercise of the stock options. Interest accrues at the rate of 6.55%, compounding annually, and is payable on the earlier of the maturity date of the Promissory Note or upon certain defined Events of Default. The Borrower may prepay all or any part of the Note without penalty or premium.

(13) OPERATING SEGMENT AND RELATED INFORMATION

The following table presents certain operating segment information.

                                                                 LASER VISION                                     CONSOLIDATED
                                        EYE CARE CENTERS          CORRECTION               ALL OTHER                 TOTALS
(IN THOUSANDS)                          1998        1997        1998        1997        1998        1997        1998        1997
                                      --------    --------    --------    --------    --------    --------    --------    --------
Revenues:
  External customers                  $ 53,100    $ 42,510    $  1,871    $  2,066    $     --    $     --    $ 54,971    $ 44,576
Interest:
  Interest revenue                           1          20          --          --         183         340         184         360
  Interest expense                         (98)        (54)        (34)         --         (69)       (290)       (201)       (344)
                                      --------    --------    --------    --------    --------    --------    --------    --------
     Net interest revenue (expense)        (97)        (34)        (34)         --         114          50         (17)         16

Depreciation and amortization            2,426       1,971         113         164          57          48       2,596       2,183

Profit (loss) from operations            1,423        (122)        253         (97)     (2,732)     (2,514)     (1,056)     (2,733)

Identifiable assets                     28,644      26,700         587         624       2,914       7,183      32,145      34,507

Capital expenditures                     1,316       1,808         296         140          --          --       1,612       1,948

Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-makers. Each segment contains closely related products that are unique to the particular segment.

The principal products of the Company's eye care centers are eyeglasses, frames, ophthalmic lenses and contact lenses. The Company also operates two laser vision correction centers.

Profit from operations is net sales less cost of sales and selling, general and administrative expenses, but is not affected by nonoperating charges/income or by income taxes.

Nonoperating charges/income consists principally of net interest expense.

In calculating profit from operations for individual operating segments, certain administrative expenses incurred at the operating level that are common to more than one segment are not allocated on a net sales basis.

All intercompany transactions have been eliminated, and intersegment revenues are not significant.

(14) SUBSEQUENT EVENTS

    Effective January 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee Optical"). The purchase price paid in connection with this acquisition was $1,750,000 in cash, the payment of notes payable in the aggregate amount of $300,000 and 70,000 shares of common stock. The related estimated goodwill is expected to be approximately $2,155,000. Shawnee Optical operated nine eye care centers in Ohio and western Pennsylvania. The acquisition was accounted for using the purchase method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

                                    PART III

ITEM 10.        DIRECTORS AND OFFICERS OF THE REGISTRANT

                The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11.        EXECUTIVE COMPENSATION

                The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(A)(1).  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS COVERED BY REPORT OF
                 INDEPENDENT AUDITORS

                The Consolidated Financial Statements of Sight Resource Corporation are included in Item 8:

                      -  Independent Auditors' Report
                      - Consolidated Balance Sheets as of December 31, 1998 and 1997
                      - Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
                      - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
                      - Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
                      -  Notes to Consolidated Financial Statements

ITEM 14(A)(2)   INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Sight Resource Corporation:



    Under date of March 19, 1999, we reported on the consolidated balance sheets of Sight Resource Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP

Boston, Massachusetts
March 19, 1999

                                          Sight Resource Corporation
                               Schedule II - Valuation and Qualifying Accounts
                                            (DOLLARS IN THOUSANDS)

                                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998


                                                                      Additions (Deductions)
                                                                    -------------------------
                                                                       Charged
                                                       Balance at   (Credited) to
                                                        Beginning     Costs and                  Balance at
Description                                              of Year      Expenses      Other Net  End of Period
------------------------------------------------------------------------------------------------------------
Valuation and qualifying accounts deducted from assets:

Allowances for accounts receivable                        $  478        $ 215         $ 55        $  748
Valuation allowance for deferred tax assets                8,869          (59)          --         8,810


                                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997


                                                                       Additions (Deductions)
                                                                    ---------------------------
                                                                       Charged
                                                        Balance at  (Credited) to
                                                        Beginning     Costs and                  Balance at
Description                                              of Year      Expenses     Other Net   End of Period
------------------------------------------------------------------------------------------------------------
Valuation and qualifying accounts deducted from assets:

Allowances for accounts receivable                        $  353        $   97        $ 28        $  478
Valuation allowance for deferred tax assets                7,600         1,269          --         8,869


                                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996


                                                                      Additions (Deductions)
                                                                    --------------------------
                                                                        Charged
                                                         Balance at  (Credited) to
                                                         Beginning     Costs and                Balance at
Description                                               of Year      Expenses    Other Net   End of Period
------------------------------------------------------------------------------------------------------------
Valuation and qualifying accounts deducted from assets:

Allowances for accounts receivable                        $  277        $   16        $ 60        $  353
Valuation allowance for deferred tax assets                4,591         3,009          --         7,600

ITEM 14(A)(3)   EXHIBITS

                The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report and such
                Exhibit Index is hereby incorporated herein by reference.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

(3.1)      -      Certificate of Incorporation of the Company (incorporated
                  herein by reference to Exhibit 3.1 of the Company's
                  Registration Statement filed with the Securities and Exchange
                  Commission on Form SB-2 File No. 33-56668)

(3.2)      -      By-Laws of the Company, as amended

(3.3)      -      Certificate of Designation for Series A Junior Participating
                  Preferred Stock (incorporated herein by reference to Exhibit 1 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 1997)

(3.4)      -      Certificate of Designation, Preferences and Rights of Series B
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

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

+(10.2)    -      1992 Employee, Director and Consultant Stock Option Plan, as
                  amended

+(10.3)    -      Employment Agreement for Stephen M. Blinn, as amended
                  (incorporated by reference herein to Exhibit 10.18 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

+(10.4)    -      Employment Agreement, dated as of February 24, 1995, between the Registrant and Elliot S. Weinstock, O.D. (incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange
                  Commission as Exhibit 10.9)

+(10.5)    -      Amendment Number 1 to Employment Agreement, dated as of
                  January 2, 1997, between the Registrant and Elliot S.
                  Weinstock, O.D. (incorporated herein by reference to Exhibit
                  10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on May 6, 1997)

+(10.6)    -      Employment Agreement, dated as of January 26, 1998, between the Registrant and William T. Sullivan

+(10.7)    -      Amendment No.1 to Employment Agreement, dated as of December
                  4, 1998, between the Registrant and William T. Sullivan

+(10.8)    -      Letter Agreement, dated as of July 27, 1998, between the
                  Registrant and William G. McLendon (incorporated herein by reference to Exhibit 10b of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November
                  12, 1998)

+(10.9)    -      Letter Agreement, dated as of August 3, 1998, between the
                  Registrant and Stephen M. Blinn (incorporated herein by reference to Exhibit 10c of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November
                  12, 1998)

+(10.10)   -      Employment Agreement, dated as of August 17, 1998, between the
                  Registrant and James W. Norton (incorporated herein by reference to Exhibit 10a of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November
                  12, 1998)

(10.11)    -      Form of Management Agreement between certain of the
                  Registrant's subsidiaries and their related optometric professional corporations

(10.12)    -      Form of Stock Restrictions and Pledge Agreement between
                  certain of the Registrant's subsidiaries, their related optometric professional corporations and the nominee shareholders.

(10.13)    -      Asset Purchase Agreement dated February 24, 1995 between the
                  Registrant, CEA Acquisition Corporation, Cambridge Eye
                  Associates, Inc. and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 8,
                  1995)

 (10.14)   -      Credit Agreement, dated February 20, 1997, between the Company and Creditanstalt Corporate Finance Corporation, Inc.
                  (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities Exchange
                  Commission on March 7, 1997)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

(10.15)    -      Asset Purchase Agreement dated August 24, 1995 between the
                  Registrant, Douglas Vision World, Inc., S.J. Haronian,
                  Kathleen Haronian, Lynn Haronian, Shirley Santoro and
                  Tri-State Leasing Company (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 1995)

(10.16)    -      Asset Transfer and Merger Agreement dated as of July 1, 1996 by and among Sight Resource Corporation, E.B. Acquisition
                  Corp., The E.B. Brown Optical Company, Brown Optical
                  Laboratories, Inc., E.B. Brown Opticians, Inc., Gordon Safran and Evelyn Safran (incorporated herein by reference to Exhibit
                  2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 3, 1996.)

(10.17)    -      Form of Rights Agreement dated as of May 15, 1997 between the
                  Company and American Stock Transfer & Trust Company
                  (incorporated herein by reference to Exhibit 1 of the Company's Form 8-K filed with the Securities and Exchange
                  Commission on May 13, 1997)

(10.18)    -      Stock Purchase Agreement dated as of July 1, 1997 by and among
                  Marjory O. Greenberg, As Testamentary Executrix of the
                  Succession of Tom I. Greenberg, Peter Brown, and Vision Plaza
                  Corp. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange
                  Commission on November 12, 1997)

(10.19)    -      Promissory Note dated as of September 2, 1997 between Sight
                  Resource Corporation and Mr. Stephen Blinn (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November
                  12, 1997)

(10.20)    -      Series B Convertible Preferred Stock Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December
                  9, 1997)

(21)       -      Subsidiaries of the Company

(27)       -      Financial Data Schedule

+ Management contract or compensatory plan, contract or arrangement.

ITEM 14(B)        REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Holliston, Massachusetts on March 26, 1999.


                                  SIGHT RESOURCE CORPORATION


                                  By: /s/ WILLIAM T. SULLIVAN
                                      -------------------------------------
                                      William T. Sullivan
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

    SIGNATURE                                             TITLE                              DATE
    ---------                                             -----                              ----
By:  /s/ WILLIAM T. SULLIVAN                              President (principal executive     March 26, 1999
     --------------------------------------------         officer), Chief Executive
     William T. Sullivan                                  Officer and Director

By:  /s/ WILLIAM G. MCLENDON                              Chairman                           March 26, 1999
     --------------------------------------------
     William G. McLendon

By:  /s/ STEPHEN M. BLINN                                 Director                           March 26, 1999
     --------------------------------------------
     Stephen M. Blinn

By:  /s/ RICHARD G. DARMAN                                Director                           March 26, 1999
     --------------------------------------------
     Richard G. Darman

By:  /s/ GARY JACOBSON, M.D.                              Director                           March 26, 1999
     --------------------------------------------
     Gary Jacobson, M.D.

By:  /s/ ALLEN R. KIRKPATRICK                             Director                           March 26, 1999
     --------------------------------------------
     Allen R. Kirkpatrick

By:  /s/ J. MITCHELL REESE                                Director                           March 26, 1999
     --------------------------------------------
     J. Mitchell Reese

By:  /s/ RUSSELL E. TASKEY                                Director                           March 26, 1999
     --------------------------------------------
     Russell E. Taskey

By:  /s/ ELLIOT S. WEINSTOCK, O.D.                        Director                           March 26, 1999
     --------------------------------------------
     Elliot S. Weinstock, O.D.

By:  /s/ JAMES W. NORTON                                  Chief Financial Officer            March 26, 1999
     --------------------------------------------         (principal financial and
     James W. Norton                                      accounting officer)

                                  Exhibit Index


                           SIGHT RESOURCE CORPORATION


Exhibit 3.2                By-Laws As Amended
Exhibit 10.6               Sullivan Employment Agreement
Exhibit 10.7               Amendment No. 1 to Sullivan Employment Agreement
Exhibit 10.11              Form of Management Agreement
Exhibit 10.12              Form of Stock Restrictions and Pledge Agreement
Exhibit 21                 Subsidiaries of the Company;and
Exhibit 27                 Financial Data Schedule