Form 10-Q
period 1999-03-27
SIGHT RESOURCE CORP
filed 1999-05-11
CIK 895651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarterly Period Ended March 27, 1999 Commission File Number 0-21068
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

                             Yes [X]     No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On May 1, 1999, 9,220,952 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                                                       TOTAL PAGES           21
                                                       EXHIBIT INDEX AT PAGE 20

                           Sight Resource Corporation
                                      Index



PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----
Item 1     Financial Statements

           Consolidated Balance Sheets as of March 27, 1999 and
           December 31, 1998                                                  3

           Consolidated Statements of Operations for the Three
           Months Ended  March 27, 1999 and March 31, 1998                    4

           Consolidated Statements of Cash Flows for the Three
           Months Ended  March 27, 1999 and March 31, 1998                    5

           Notes to Consolidated Financial Statements                         6


Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             13


PART II.   OTHER  INFORMATION

Item 2     Changes in Securities and Use of Funds                            19

Item 6     Exhibits and Reports on Form 8-K                                  20

           Signatures                                                        21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           SIGHT RESOURCE CORPORATION
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                  March 27,    December 31,
                                                                    1999          1998
                                                                -----------    ------------
                                                                (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                      $    954       $  1,860
   Accounts receivable, net of allowance
     of $1,138 and $748, respectively                                3,386          2,658
   Inventories                                                       5,007          4,584
   Prepaid expenses and other current assets                           560            377
                                                                  --------       --------
      Total current assets                                           9,907          9,479
                                                                  --------       --------

Property and equipment                                              14,748         13,217
Less accumulated depreciation                                       (8,700)        (7,077)
                                                                  --------       --------
      Net property and equipment                                     6,048          6,140
                                                                  --------       --------

Other assets:
   Intangible assets, net                                           17,278         15,337
   Other assets                                                        967          1,189
                                                                  --------       --------
     Total other assets                                             18,245         16,526
                                                                  --------       --------
                                                                  $ 34,200       $ 32,145
                                                                  ========       ========

Liabilities & Stockholders' Equity
Current liabilities:
   Revolver notes payable                                         $    745       $      0
   Current portion of long term debt                                   388            146
   Current portion of capital leases                                    49             34
   Accounts payable                                                  2,618          2,870
   Accrued expenses                                                  3,540          3,253
                                                                  --------       --------
      Total current liabilities                                      7,340          6,303
                                                                  --------       --------

Non-current liabilities:
  Long term debt, less current maturities                              763            184
  Capital leases                                                        19             13
  Other liabilities                                                    166            151
                                                                  --------       --------
     Total non-current liabilities                                     948            348
                                                                  --------       --------

Series B redeemable convertible preferred stock
      1,452,119 shares issued                                        6,535          6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares of Series A issued and outstanding             --             --
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 9,091,552 at March  27, 1999
     and 8,936,330 at  December 31, 1998                                91             90
   Additional paid-in capital                                       37,518         36,847
   Common stock issuable, 71,181 shares at December 31, 1998             0            432
   Treasury stock at cost, 30,600 shares at March 27,
      1999 and December 31, 1998                                      (137)          (137)
   Unearned compensation                                               (17)           (22)
   Accumulated deficit                                             (18,078)       (18,251)
                                                                  --------       --------
      Total stockholders' equity                                    19,377         18,959
                                                                  --------       --------
                                                                  $ 34,200       $ 32,145
                                                                  ========       ========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)


                                                        Three Months Ended
                                                  -------------------------------
                                                     March 27,          March 31,
                                                       1999                1998
                                                  ------------       ------------
                                                            (unaudited)
Net revenue                                       $     15,764       $     13,580

Cost of revenue                                          5,013              4,752
                                                  ------------       ------------

   Gross profit                                         10,751              8,828

Selling, general and administrative expenses            10,194              8,895
                                                  ------------       ------------

Income (loss) from operations                              557                (67)
                                                  ------------       ------------

Other income (expense)
   Interest income                                          42                 71
   Interest expense                                        (82)               (51)
   Gain on sale of assets                                    0                 69
   Write off of deferred financing costs                  (323)                 0
                                                  ------------       ------------
     Total other income (expense)                         (363)                89
                                                  ------------       ------------

     Income before income tax expense                      194                 22

Income tax expense                                          21                  9
                                                  ------------       ------------

Net income                                        $        173       $         13
                                                  ============       ============

Net earnings per common share:
     Basic                                        $       0.02       $       0.00
                                                  ============       ============
     Diluted                                      $       0.02       $       0.00
                                                  ============       ============

Number of shares used to compute net
  earnings per common share:
     Basic                                           9,061,000          8,785,000
                                                  ============       ============
     Diluted                                        10,564,000         10,266,000
                                                  ============       ============

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                  Three Months Ended
                                                                 March 27,     March 31,
                                                                   1999          1998
                                                                  -------       -------
                                                                       (unaudited)
Operating activities:
   Net income                                                     $   173       $    13
   Adjustments to reconcile net income (loss)  to net cash
         used in operating activities:
      Depreciation and amortization                                   809           592
      Amortization and write off of deferred financing costs          344            21
      Amortization of unearned compensation                             5             0
      Gain on sale of assets                                            0           (69)
      Changes in operating assets and liabilities:
         Accounts receivable                                         (607)         (444)
         Inventories                                                  (94)           69
         Prepaid expenses and other current assets                   (162)         (213)
         Accounts payable and accrued expenses                       (919)         (756)
                                                                  -------       -------
             Net cash used in operating activities                   (451)         (787)
                                                                  -------       -------

Investing activities:
   Purchases of property and equipment                               (193)         (148)
   Payments for acquisitions                                       (1,750)          (12)
   Proceeds from sale of assets                                         0            99
   Notes issued for acquisition                                       300             0
   Other assets                                                       (74)           17
                                                                  -------       -------
         Net cash used in investing activities                     (1,717)          (44)
                                                                  -------       -------

Financing activities:
   Principal payments                                                 (60)       (1,000)
   Proceeds from notes                                              1,259             0
   Proceeds from issuance of stock                                      0           121
   Other liabilities                                                   63            (7)
                                                                  -------       -------
         Net cash provided by (used in) financing activities        1,262          (886)
                                                                  -------       -------

Net decrease in cash and cash equivalents                            (906)       (1,717)

Cash and cash equivalents, beginning of period                      1,860         6,076
                                                                  -------       -------

Cash and cash equivalents, end of period                          $   954       $ 4,359
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

          Effective January 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. Total acquisition reserves at March 27, 1999 are $450.

          The results of operations of the acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of March 27, 1999 and the results of its operations and cash flows for the periods presented.

          The Company's fiscal year ends on the Saturday closest to the last day of December. Each quarter represents a thirteen week period, except during a 53-week year. Fiscal years 1999 and 1998 are 52 weeks. Previously, for convenience, the Company reported the quarter and year ending dates as the month end date. Beginning with the first quarter of 1999 and henceforth, the Company will report the fiscal period end date, not the month end date. As noted above, the first quarter of 1999 ended March 27, 1999.

                           Sight Resource Corporation
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)

          The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     (b)  Principles of Consolidation

          The Company's results of operation include the accounts of the Company, its wholly-owned subsidiaries and three professional corporations ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. The purchase price for a sale of a PCs stock is equal to the aggregate book value of the PC, which will always be a nominal cost because each PC operates at an almost break-even level generating a nominal profit, if any at all. All significant intercompany balances and transactions have been eliminated.

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

                           Sight Resource Corporation
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)

          Under revenue sharing arrangements for refractive surgery where the Company is not responsible for patient billing, the Company receives a specified payment from the hospital or center for each refractive surgical procedure performed. Accordingly, the Company recognizes revenue on a per procedure basis at the time procedures are performed. Under revenue sharing arrangements for refractive surgery where the Company is responsible for the collection from the patient and payment to the ophthalmologist and other operating costs, the total patient charge is recorded as revenue with the corresponding expenses recorded in cost of revenue.

     (f)  Inventories

          Inventories primarily consist of the costs of eyeglass frames, contact lenses, ophthalmic lenses, sunglasses and other optical products and are valued at the lower of cost (using the first-in, first-out method) or market.

     (g)  Property and Equipment

          Property and equipment is stated at cost. The Company provides for depreciation at the time the property and equipment is placed in service. The straight-line method is used over the estimated useful life of the assets. The Company assesses the recoverability of the undepreciated property and equipment when factors indicate that impairment may have occurred by comparing anticipated profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

     (h)  Advertising

          Advertising costs are expensed as incurred.

     (i)  Intangible Assets

          Intangible assets resulting from the acquisition of businesses consist of patient lists, trademarks, non-compete agreements and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight-line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. If anticipated operating profits and future, undiscounted cash flows are less than the net book value, then an impairment charge is recorded to reduce the carrying value of the assets to fair value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

                           Sight Resource Corporation
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)

     (k)  Deferred Revenue

          The Company offers a contact lens purchasing program in which, for a set fee, customers may purchase contact lenses at discounted rates for a 12 month period. The Company recognizes revenue from the sales of its contact lens purchasing program on a monthly basis over the life of the program. Company recognizes revenue from the sales of its contact lens purchasing program on a monthly basis over the life of the program.

     (l)  Net Earnings Per Share

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


The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 27, 1999 and March 31, 1998:

                                                        Three Months Ended
                                                     March 27,        March 31,
                                                        1999            1998
                                                    ----------      ----------
Basic Income Per Share
Net income                                                 173              13
                                                    ----------      ----------
Net income available to common shareholders                173              13
                                                    ==========      ==========
Weighted average common shares outstanding           9,061,000       8,785,000
Net income per share                                     $0.02           $0.00
                                                    ==========      ==========

Diluted Income Per Share
Net income                                                 173              13
                                                    ----------      ----------
Net income available to common shareholders                173              13
                                                    ==========      ==========
Weighted average common shares outstanding           9,061,000       8,785,000
Convertible preferred stock                          1,452,000       1,452,000
Options                                                 51,000          29,000
                                                    ----------      ----------
Weighted average common shares outstanding and
potential shares                                    10,564,000      10,266,000
                                                    ==========      ==========
Net income per share                                     $0.02           $0.00
                                                    ==========      ==========

                           Sight Resource Corporation
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)

(3)   Debt
      Debt consists of the following:

                                                                                 March 27,  December 31,
                                                                                    1999        1998
                                                                                 ---------  ------------
      Bank term loan payable, 9.25% interest rate, principal and interest due
      quarterly until December 31, 2002                                            $  559      $  0

      Unsecured notes payable, 7.5% interest rate, principal due annually and
      interest due quarterly until January, 2002                                      300         0

      Unsecured note payable, 7% interest rate, principal and
      interest due quarterly until March 31, 2001                                     233       263

      Unsecured note payable, 12% interest rate, principal and interest due
      monthly until January, 2001                                                      59        67
                                                                                   ------      ----
                                                                                    1,151       330

      Less current maturities                                                         388       146
                                                                                   ======      ====
      Long term debt, less current maturities                                      $  763      $184
                                                                                   ======      ====

On January 22, 1999, as part of the acquisition of Shawnee, the Company issued three-year notes to the sellers in the aggregate amount of $300. The annual interest rate is 7.5%. Principal is due in three annual substantially equal installments beginning January, 2000 and continuing until January, 2002. Interest is due quarterly in arrears beginning March, 1999 and continuing until January, 2002.

On April 8, 1998, as part of the acquisition of Eyeglass Emporium, the Company issued a three-year $350 note to the seller. The annual interest rate is 7.0%. Principal and interest are due quarterly in arrears from June 30, 1998 through March 31, 2001.

On February 20, 1997, the Company entered into a Credit Agreement (the "1997 Agreement") with a bank pursuant to which the Company can borrow $5,000 on a term loan basis and $5,000 on a revolving credit basis, subject to certain performance criteria. The term loan facility bears interest at the bank's prime rate plus 1.5% (9.25% at March 27, 1999) or LIBOR plus 3% at the Company's election and the revolving credit facility bears interest at the bank's prime rate plus 1.25% (9.0% at March 27, 1999) or LIBOR plus 2.75% at the Company's election. These loans are secured by all assets of the Company and its wholly owned subsidiaries. As of March 27, 1999, $559 was borrowed on the term loan and $700 was borrowed on the revolving credit facility.

In January 1996, one of the Company's subsidiaries entered into a five-year, $140 construction note payable relating to one of its mall locations. The annual interest rate is 12%. Principal and interest payments are due monthly until January 2001.

                           Sight Resource Corporation
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)

(4)  Segment Reporting

The following table presents certain operating segment information.

For the three months ended March 27, 1999 and March 31, 1998.

                                             Eye Care            Laser Vision              All                Consolidated
                                              Centers             Correction              Other                   Totals
                                         1999         1998      1999     1998       1999        1998         1999         1998
                                       --------     --------     -----     ----    -------     -------     --------     --------
Revenues:
   External Customers                  $ 15,100     $ 13,155     $ 664     $425    $     0     $     0     $ 15,764     $ 13,580

Interest:
   Interest income                            0            0         0        0         42          71           42           71
   Interest expense                         (25)         (25)       (2)       0        (55)        (26)         (82)         (51)
                                       --------     --------     -----     ----    -------     -------     --------     --------
      Net interest income/(expense)         (25)         (25)       (2)       0        (13)         45          (40)          20

Depreciation and amortization               741          559        33       24         35           9          809          592

Income/(loss) from operations             1,433          615       243       12     (1,119)       (694)         557          (67)

Identifiable assets                      29,766       26,925       614      600      3,790       5,340       34,170       32,865

Capital expenditures                        193          148         0        0          0           0          193          148


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

Income from operations is net sales less cost of sales and selling, general and administrative expenses, but is not affected by nonoperating charges/income or by income taxes. Nonoperating charges/income consists principally of net interest expense.

In calculating income from operations for individual operating segments, certain administrative expenses incurred at the operating level that are common to more than one segment are not allocated on a net sales basis.

All intercompany transactions have been eliminated, and intersegment revenues are not significant.

                           Sight Resource Corporation
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)

(5)  Subsequent Events

Effective April 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Kent Optical Company and its affiliates ("Kent Optical"). The purchase price of this acquisition was $5,200 in cash, $1,000 in notes payable in annual substantially equal installments commencing April, 2000 and continuing until April, 2002, and 160,000 shares of common stock. Kent Optical operates twenty-eight eye care centers in central and southwest Michigan. The acquisition will be accounted for using the purchase method of accounting.

The following unaudited pro forma financial information gives effect to the acquisition as if the acquisition of Kent was effective January 1, 1998:

(in thousands except for per share data)       Three Months Ended
                                         March 27, 1999   March 31, 1998
                                         --------------   --------------
Revenue                                      $18,329         $16,264
Income                                       $   219         $   118
Basic and Diluted Earnings per Share         $  0.02         $  0.01
Number of Shares Used to Compute
 Earnings per Share:
 Basic                                         9,221           8,945
 Diluted                                      10,724          10,426

The above unaudited pro forma financial information reflects certain adjustments, including amortization of goodwill, and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of 1998 and is not necessarily indicative of results that may be obtained in the future.

On April 15, 1999, the Company entered into a Credit Agreement (the "1999 Agreement") with a bank pursuant to which the Company can borrow $10,000 on an acquisition line of credit, $7,000 on a term loan basis and $3,000 on a revolving line of credit basis, subject to certain performance criteria and a asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bears interest at either the bank's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the Company's election. The term loan facility bears interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bears interest at the bank's prime rate or LIBOR plus 2.0% at the Company's election. Amounts borrowed under the 1999 Agreement will be used to finance future acquisitions, retire existing bank debt, provide ongoing working capital and for other general corporate purposes. As of April 23, 1999 $7,000 was borrowed on the term loan and $975 was borrowed on the revolving credit facility.

PART I:
Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission.

Overview

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of March 27, 1999, the Company's operations consisted of 102 eye care centers, with three regional optical laboratories and distribution centers, making the Company one of the seventeen largest providers in the United States' primary eye care industry based upon sales. After giving effect of the Kent Optical acquisition of April 23, 1999, operations consisted of 130 eye care centers. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E. B. Brown Opticians, Eyeglass Emporium, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services. In addition, as of March 27, 1999 the Company operated two laser vision correction ("LVC") centers.

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


Results of Operations

Three Months Ended March 27, 1999 and March 31, 1998

Net Revenue. The Company generated net revenue of approximately $15.1 and $0.7 million during the three months ended March 27, 1999 from the operation of its 102 eye care and two LVC centers, respectively, as compared to net revenue of approximately $13.2 and $0.4 million from its 84 eye care and three LVC centers, respectively, for the three months ended March 31, 1998. The $2.2 million, or 16.2%, increase in total net revenue primarily relates to the additional eighteen eye care centers acquired since March, 1998.

Cost of Revenue. Cost of revenue increased from approximately $4.5 and $0.3 million from the operation of the 84 eye care and three LVC centers, respectively, for the three months ended March 31, 1998 to approximately $4.7 and $0.4 million from the operation of the 102 eye care and two LVC centers, respectively, for the three months ended March 27, 1999. Total cost of revenue as a percentage of net revenue decreased from 35.0% for the three months ended March 31, 1998 to 31.8% for the three months ended March 27, 1999. The improvement as a percentage of net revenue reflects the realization of purchase economies, less sales price discounting, and, to a lesser extent, some small retail price increases. Cost of revenue principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and
(ii) the cost of delivering LVC services, including depreciation and maintenance on excimer lasers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $10.2 million for the three months ended March 27, 1999 as compared to approximately $8.9 million for the three months ended March 31, 1998. The increase primarily relates to payroll and facility costs incurred in operating the nine additional eye care centers acquired effective April 1, 1998 and the nine additional eye care centers acquired effective January 1, 1999. Selling, general and administrative expenses, as a percentage of net revenue, declined from 65.5% for the three months ended March 31, 1998 to 64.7% for the three months ended March 27, 1999. The decrease is primarily a result of (i) the nine eye care centers acquired effective April 1, 1998 and the nine eye care centers acquired effective January 1, 1999, which operate with a level of selling, general and administrative expenses as a percentage of net revenue that is lower than that of the Company and its other subsidiaries, and (ii) the Company's ability to better leverage its fixed expenses in connection with the acquisition of multi-site eye care centers.

Other Income and Expense. Interest income totaled $42,000 for the three months ended March 27, 1999 as compared to $71,000 for the three months ended March 31, 1998. This decrease resulted from the investment of a lower average cash and cash equivalents balance during the first three months of 1999 as compared to the same period in 1998. Interest expense totaled $82,000 for the three months ended March 27, 1999 as compared to $51,000 for the three months ended March 31, 1998. The increase is associated with a higher average balance of debt outstanding during the first three months of 1999 as compared to the same period in 1998. The sale of certain ophthalmic equipment during the three months ended March 31, 1998 generated a one-time gain of approximately $69,000. The non-cash write off of deferred financing costs for the three months ended March 27, 1999 results from the costs associated with the company's prior credit facility.

Net Income. The Company realized net income of $173,000, or $0.02 per share on a basic and diluted weighted average basis, for the three months ended March 27, 1999 as compared to net income of $13,000, or $0.00 per share on a basic and diluted weighted average basis, for the three months ended March 31, 1998.

Liquidity and Capital Resources

At March 27, 1999, the Company had approximately $1.0 million in cash and cash equivalents and working capital of approximately $2.6 million, in comparison to approximately $1.9 million in cash and cash equivalents and working capital of approximately $3.2 million as of December 31, 1998. The decrease in working capital is primarily due to the purchase of the nine Shawnee Optical eye care centers effective January 1, 1999.

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

Effective January 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting.

Effective April 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Kent Optical Company and its affiliates ("Kent Optical"). The purchase price of this acquisition was $5,200 in cash, $1,000 in notes payable in annual substantially equal installments commencing April, 2000 and continuing until April, 2002, and 160,000 shares of common stock. Kent Optical operates twenty-eight eye care centers in central and southwest Michigan. The acquisition was accounted for using the purchase method of accounting.

As of March 27, 1999, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                           Potential
                                                                      proceeds
------------------------------------------------------------------------------
Warrants                                                2,472,100  $14,800,000
Unit Purchase Options                                     215,000    3,700,000
Class II Warrants                                         290,424    2,032,968
Bank Austria AG, f/k/a Creditanstalt, Warrants            150,000      694,000
Representative Warrants                                   170,000    1,400,000
                                                                   ============
                                                                   $22,626,968
                                                                   ============

The Company also has outstanding 891,942 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these warrants cannot be estimated at this time.

There can be no assurance that the Company will obtain any such proceeds from the exercise of the above securities.

On February 20, 1997, the Company entered into a Credit Agreement (the "1997 Agreement") with a bank pursuant to which the Company could borrow up to $5.0 million on a term loan basis and up to $5.0 million on a revolving credit basis, subject to certain performance criteria. As part of the 1997 Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. As noted in the next paragraph below, the Company has entered into a new credit facility and retired the 1997 Agreement.

On April 15, 1999, the Company entered into a Credit Agreement (the "1999 Agreement") with a bank pursuant to which the Company can borrow $10,000 on an acquisition line of credit, $7,000 on a term loan basis and $3,000 on a revolving line of credit basis, subject to certain performance criteria and a asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bears interest at either the bank's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the Company's election. The term loan facility bears interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bears interest at the bank's prime rate or LIBOR plus 2.0% at the Company's election. Amounts borrowed under the 1999 Agreement will be used to finance future acquisitions, retire existing bank debt, provide ongoing working capital and for other general corporate purposes. As of April 23, 1999 $7,000 was borrowed on the term loan and $975 was borrowed on the revolving credit facility.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133, which becomes effective for the Company in its fiscal year ending December 30, 2000 is not expected to have a material impact on the consolidated financial statements of the Company.


Year 2000 Issue

When used in this section, the words or phrases "plans to", "expects to", "believes" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Company plans to complete the remediation phase of its critical internal systems by the end of the second quarter of 1999 and complete the applicable testing and verification phase by the end of the third quarter of fiscal year 1999, however no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant. The Company has drafted a tentative contingency plan in the event normal operations are interrupted as a result of Year 2000 issues. Certain precautionary measures are considered in the contingency plan, including restricting vacation schedules in January, 2000, increasing inventory levels and manually processing key financial documents and other operations. The plan is expected to be completed during the second quarter of 1999. Contingency plan testing will be completed by the end of the third quarter of 1999.

The Company estimates costs to become Year 2000 compliant will be approximately $75,000, however, no assurance can be given that the ultimate costs required to address the Year 2000 issue will not exceed such amount.

The Company expects to convert all of its existing eye care centers to the new point of sale system, which the Company has received written confirmation is Year 2000 compliant, by the third quarter of 1999, except for the nine recently acquired Shawnee locations. The Company believes that the Shawnee centers, which currently process transactions manually, will be converted to the new point of sale system by December 31, 1999. However, the Company has not completed its assessment of the integration plan timetable for Shawnee.

The Company believes that there are multiple sources of supply in the industry and the failure of some vendors to remediate Year 2000 issues would not disrupt the supply chain. The Company provides managed primary eye care benefits to more than fifty organizations. Presently, the Company manually files paper claims with these organizations. However, during 1999 the Company intends to convert to electronic filing for some of these organizations. If Year 2000 issues do not permit electronic filing, the Company believes that it can revert back to manually processing paper claims.

The Company currently believes that its most reasonably likely worst case Year 2000 scenario would relate to problems with systems of third parties which could create great risks with infrastructure, including water and sewer services, electricity, transportation, telecommunications and critical supplies, or raw materials and spare parts. The Company's ability to eliminate or control these potential third party problems is limited. Therefore, contingency plans are limited to ensuring that store operations, eye examinations and optical laboratory operations can be performed manually, if necessary.

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

PART II.  OTHER INFORMATION


     Item 2. Changes in Securities and Use of Proceeds

               (a)  Not applicable.

               (b)  Not applicable.

               (c) (1) Securities sold. (i) On January 1, 1999 the Company issued an aggregate of 70,000 shares (the "Shawnee Shares") of its Common Stock, par value $.01 per share, and (ii) also on January 1, 1999 the Company issued an aggregate of 85,222 shares (the "E.B. Brown Shares") of its Common Stock, par value $.01 per share.

                    (2) Underwriters and other purchasers. No underwriters were involved in either of the transactions listed above. (i) The Company issued 3,043 Shawnee Shares to Robert U. Leonardi, 3,044 Shawnee Shares to Judith R. Servis, and 63,913 Shawnee Shares to Christopher J. Wolf, O.D. (ii) The Company issued 71,171 E.B. Brown Shares to Stephen A. Schlein and 14,051 E.B. Brown Shares to James Kulway.

                    (3) Consideration. (i) The Shawnee Shares were issued to Mr. Leonardi, Ms. Servis, and Dr. Wolf as partial payment of the consideration due in connection with the acquisition by the Company of all of the issued and outstanding capital stock of Shawnee Optical, Inc. (ii) The E.B. Brown Shares were issued to Mr. Schlein and Mr. Kulway in connection with the acquisition by the Company of assets for its subsidiary E.B. Brown Opticians, Inc.

                    (4) Exemption from registration claimed. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because each of the above transactions did not involve any public offering by the Company.

                    (5) Terms of conversion or exercise. Not applicable.

                    (6) Use of proceeds. Not applicable.

               (d)  Not applicable.

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit
                  No.                Title
               -----------------------------------------------------------------
                  10+                1992 Employee, Director and Consultant
                                     Stock Option Plan, as amended

                  27                 Financial Data Schedule

                  + Management contract or compensatory plan, contract or
                    arrangement

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Sight Resource Corporation




Date:       May 11, 1999                 By: /S/  WILLIAM T. SULLIVAN
            ------------                 ----------------------------
                                         William T. Sullivan
                                         President and Chief Executive Officer
                                         (principal executive officer)





Date:       May 11, 1999                 By: /S/  JAMES NORTON
            ------------                 ---------------------
                                         James Norton
                                         Chief Financial Officer
                                         (principal financial officer)