Form 10-Q
period 1999-06-26
SIGHT RESOURCE CORP
filed 1999-08-09
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM  10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarterly Period Ended June 26, 1999  Commission File Number 0-21068
                              -------------                         -------

                          Sight Resource Corporation
                          --------------------------
            (Exact name of Registrant as specified in its charter)

                 Delaware                                     04-3181524
                 --------                                     ----------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

                              100 Jeffrey Avenue
                             Holliston, MA 01746
                             --------------------
                   (Address of principal executive offices)

                                 508-429-6916
                                 ------------
                          (Issuer's telephone number)

                                      N/A
                                      ---
(Former name, former address and former fiscal year, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                              Yes   X    No  ___
                                                   ---

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On August 1, 1999, 9,220,952 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                                    TOTAL PAGES                    24
                                    EXHIBIT INDEX AT PAGE          23

                          Sight Resource Corporation
                                     Index

PART I.    FINANCIAL INFORMATION                                                     Page
                                                                                     ----
Item 1     Financial Statements

           Consolidated Balance Sheets as of June 26, 1999 and
           December 31, 1998                                                           3

           Consolidated Statements of Operations for the Three
           and Six Months Ended  June 26, 1999 and June 30, 1998                       4

           Consolidated Statements of Cash Flows for the Six
           Months Ended  June 26, 1999 and June 30, 1998                               5

           Notes to Consolidated Financial Statements                                  6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                  15

Item 3     Quantitative and Qualitative Disclosures About Market Risk                 21

PART II.   OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds                                  22

Item 4     Submission of Matters to a Vote of Security Holders                        22

Item 6     Exhibits and Reports on Form 8-K                                           23

           Signatures                                                                 24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                     June 26,       December 31,
                                                                      1999              1998
                                                                  ------------     --------------
Assets                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                          $    988         $  1,860
   Accounts receivable, net of allowance
      of $1,448 and $748, respectively                                   3,952            2,658
   Inventories                                                           6,234            4,584
   Prepaid expenses and other current assets                               534              377
                                                                  ------------      -----------
      Total current assets                                              11,708            9,479
                                                                  ------------      -----------
Property and equipment                                                  15,289           13,217
Less accumulated depreciation                                           (9,257)          (7,077)
                                                                  ------------      -----------
      Net property and equipment                                         6,032            6,140
                                                                  ------------      -----------

Other assets:
   Intangible assets, net                                               24,018           15,337
   Other assets                                                            745            1,189
                                                                  ------------      -----------
      Total other assets                                                24,763           16,526
                                                                  ------------      -----------
                                                                      $ 42,503         $ 32,145
                                                                  ============      ===========

Liabilities & Stockholders' Equity
Current liabilities:
   Revolver notes payable                                             $  1,003         $    ---
   Current portion of long term debt                                     1,353              146
   Current portion of capital leases                                        49               34
   Accounts payable                                                      2,279            2,870
   Accrued expenses                                                      3,509            3,253
                                                                  ------------      -----------
      Total current liabilities                                          8,193            6,303
                                                                  ------------      -----------

Non-current liabilities:
  Long term debt, less current  maturities                               7,422              184
  Capital leases                                                            14               13
  Other liabilities                                                         33              151
                                                                  ------------      -----------
      Total non-current liabilities                                      7,469              348
                                                                  ------------      -----------

Series B redeemable convertible preferred stock
      1,452,119 shares issued                                            6,535            6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares of Series A issued and outstanding                  ---              ---
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 9,220,952 at June 26, 1999
     and 8,936,330 at  December 31, 1998                                    93               90
   Additional paid-in capital                                           38,152           36,847
   Common stock issuable, 71,181 shares at December 31, 1998               ---              432
   Treasury stock at cost, 30,600 shares at June 26,
      1999 and December 31, 1998                                          (137)            (137)
   Unearned compensation                                                   (12)             (22)
   Accumulated deficit                                                 (17,790)         (18,251)
                                                                  ------------      -----------
      Total stockholders' equity                                        20,306           18,959
                                                                  ------------      -----------
                                                                      $ 42,503         $ 32,145
                                                                  ============      ===========

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Operations
                (In thousands, except share and per share data)

                                                          Three Months Ended                         Six Months Ended
                                                 ------------------------------------      ------------------------------------
                                                    June 26,              June 30,            June 26,              June 30,
                                                      1999                  1998                1999                  1998
                                                 ------------------------------------      ------------------------------------

                                                              (Unaudited)                               (Unaudited)
Net revenue                                      $       17,582        $       14,498      $        33,346       $       28,078

Cost of revenue                                           5,827                 5,071               10,840                9,823
                                                 --------------        --------------      ---------------       --------------

  Gross profit                                           11,755                 9,427               22,506               18,255

Selling, general and administrative expenses             11,300                 9,311               21,494               18,206
                                                 --------------        --------------      ---------------       --------------

Income from operations                                      455                   116                1,012                   49
                                                 --------------        --------------      ---------------       --------------

Other income (expense)
  Interest income                                            19                    57                   61                  128
  Interest expense                                         (162)                  (45)                (244)                 (96)
  Gain on sale of assets                                    ---                   ---                  ---                   69
  Write off of deferred financing costs                     ---                   ---                 (323)                 ---
                                                 --------------        --------------      ---------------       --------------
    Total other income (expense)                           (143)                   12                 (506)                 101
                                                 --------------        --------------      ---------------       --------------

    Income before income tax expense                        312                   128                  506                  150

Income tax expense                                           24                    51                   45                   60
                                                 --------------        --------------      ---------------       --------------

Net income                                       $          288        $           77      $           461       $           90
                                                 ==============        ==============      ===============       ==============

Net earnings per common share:
    Basic                                        $         0.03        $         0.01      $          0.05       $         0.01
                                                 ==============        ==============      ===============       ==============
    Diluted                                      $         0.03        $         0.01      $          0.04       $         0.01
                                                 ==============        ==============      ===============       ==============

Weighted average number of common shares
outstanding used to compute net earnings per
common share:
    Basic                                             9,214,000             8,885,000            9,137,000            8,791,000
                                                 ==============        ==============      ===============       ==============
    Diluted                                          10,771,000            10,392,000           10,663,000           10,306,000
                                                 ==============        ==============      ===============       ==============

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                   Six Months Ended
                                                                          June 26,                  June 30,
                                                                            1999                      1998
                                                                  ---------------------------------------------
                                                                                       (unaudited)
Operating activities:
   Net income                                                     $                  461      $              90
   Adjustments to reconcile net income to net cash
         used in operating activities:
      Depreciation and amortization                                                1,755                  1,235
      Amortization and write off of deferred
            financing costs                                                          343                     42
      Amortization of unearned compensation                                           10                     --
      Gain on sale of assets                                                         ---                    (69)
      Changes in operating assets and liabilities:
         Accounts receivable                                                          69                   (612)
         Inventories                                                                (522)                    30
         Prepaid expenses and other current assets                                  (124)                   (51)
         Accounts payable and accrued expenses                                    (3,005)                (1,690)
                                                                  ----------------------      -----------------
                Net cash used in operating activities                             (1,014)                (1,025)
                                                                  ----------------------      -----------------

Investing activities:
   Purchases of property and equipment                                              (400)                  (603)
   Net payments for acquisitions                                                  (6,419)                (2,351)
   Proceeds from sale of assets                                                      ---                     99
   Other assets                                                                      546                     40
                                                                  ----------------------      -----------------
         Net cash used in investing activities                                    (6,273)                (2,815)
                                                                  ----------------------      -----------------

Financing activities:
   Principal payments                                                             (2,689)                (1,000)
   Proceeds from notes                                                             9,234                    ---
   Proceeds from issuance of stock                                                   ---                    121
   Other liabilities                                                                (130)                    (7)
                                                                  ----------------------      -----------------
            Net cash provided by (used in) financing activities                    6,415                   (886)
                                                                  ----------------------      -----------------

Net decrease in cash and cash equivalents                                           (872)                (4,726)

Cash and cash equivalents, beginning of period                                     1,860                  6,076
                                                                  ----------------------      -----------------

Cash and cash equivalents, end of period                          $                  988      $           1,350
                                                                  ======================      =================

Supplemental cash flow information:
    Interest paid                                                 $                  115      $             132
    Income taxes paid                                                                 89                     42

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

          Effective January 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. The Company preliminarily recorded $450 in acquisition reserves which it revised in the second quarter to $10 at June 26, 1999. These acquisition reserves are preliminary. The $440 revision adjusted the acquisition reserves allocated to goodwill. At June 26, 1999, no amounts have been charged against the acquisition reserves.

          Effective April 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Kent Optical, Inc. and its associated companies (collectively "Kent"). The purchase price paid in connection with this acquisition was $5,209 in cash, $1,000 in notes payable over three years and 160,000 shares of common stock. Kent operated 28 eye care centers in Michigan. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. Total preliminary acquisition reserves at June 26, 1999 are $115. At June 26, 1999, no amounts have been charged against the acquisition reserves.

                          Sight Resource Corporation
                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

          The following unaudited pro forma financial information gives effect to the Kent acquisition as if the acquisition was effective January 1, 1998.


                                                            Twelve Months Ended
                                                             December 31, 1998
                                                            -------------------
          Revenue                                                   $   65,177
          (Loss)                                                        (1,359)
          Basic loss per share                                           (0.15)
          Weighted number of shares used to compute
          earnings per share:
          Basic                                                      9,027,000

                                                               Six Months Ended
                                                                June 26, 1999
                                                              -----------------
          Revenue                                                   $   35,901
          (Loss)                                                           (96)
          Basic loss per share                                           (0.01)
          Weighted number of shares used to compute
          earnings per share:
          Basic                                                      9,221,000

          The above unaudited pro forma financial information reflects certain adjustments, including amortization of goodwill, interest expense from acquisition-related debt, and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of 1998 and is not necessarily indicative of results that may be obtained in the future.

          The results of operations of the acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill.

(2)  Summary of Significant Accounting Policies
     (a)  Basis of Presentation
          The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of June 26, 1999 and the results of its operations and cash flows for the three and six months ended June 26, 1999 and June 30, 1998.

                          Sight Resource Corporation
                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


          The Company's fiscal year ends on the last Saturday in December. Each quarter represents a 13 week period, except during a 53-week year. Fiscal years 1999 and 1998 are 52 weeks. Previously, for convenience, the Company reported the quarter and year ending dates as the month end date. Beginning with the first quarter of 1999 and henceforth, the Company will report the fiscal period end date, not the month end date.

          The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     (b)  Principles of Consolidation
          The Company's results of operation include the accounts of the Company, its wholly-owned subsidiaries and three professional corporations ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. Under the pledge agreement, the purchase price for a sale of the stock of each PC is equal to the aggregate book value of such PC, which will always be a nominal cost because each PC operates at an almost break-even level generating a nominal profit, if any at all. All significant intercompany balances and transactions have been eliminated.

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

                          Sight Resource Corporation
                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


     (e)  Revenue Recognition
          Revenue and the related costs from the sale of eyewear are recognized at the time an order is complete. Revenue from eye care services is recognized when the service is performed. The Company has fee for service arrangements with most of its third party payers. Revenue is reported net of contractual allowances.

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

     (i)  Intangible Assets
          Intangible assets resulting from the acquisition of businesses consist of patient lists, trademarks, non-compete agreements, work force in place and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight-line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. If anticipated operating profits and future, undiscounted cash flows are less than the net book value, then an impairment charge is recorded to reduce the carrying value of the assets to fair value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

          The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months and six months ended June 26, 1999 and June 30, 1998:

                                                            Three Months Ended                          Six Months Ended
                                                         June 26,             June 30,            June 26,              June 30,
                                                          1999                  1998                1999                  1998
                                                          ----                  ----                ----                  ----
Basic Income Per Share
Net income                                                 $       288        $        77         $       461        $        90
                                                        --------------     --------------      --------------     --------------
Net income available to common shareholders                        288                 77                 461                 90
                                                        ==============     ==============      ==============     ==============
Weighted average common shares outstanding                   9,214,000          8,885,000           9,137,000          8,791,000
Net income per share                                       $      0.03        $      0.01         $      0.05        $      0.01
                                                        ==============     ==============      ==============     ==============

Diluted Income Per Share
Net income                                                 $       288        $        77         $       461        $        90
                                                        --------------     --------------      --------------     --------------
Net income available to common shareholders                        288                 77                 461                 90
                                                        ==============     ==============      ==============     ==============
Weighted average common shares outstanding                       9,214              8,885               9,137              8,791
Convertible preferred stock                                      1,452              1,452               1,452              1,452
Options and warrants                                               105                 55                  74                 63
                                                        --------------     --------------      --------------     --------------
Weighted average common shares outstanding and
   potential diluted shares                                 10,771,000         10,392,000          10,663,000         10,306,000
                                                        ==============     ==============      ==============     ==============
Net income per share                                       $      0.03        $      0.01         $      0.04        $      0.01
                                                        ==============     ==============      ==============     ==============

                          Sight Resource Corporation
                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)
(3)  Debt

                                                                June 26,           December 31,
                                                                  1999                 1998
                                                           -----------------    ----------------
     Short-term borrowings consist of the following:

     Bank revolver loan payable, variable interest rate
     (7% at 6/26/99), interest due monthly                 $             975    $              0

     Bank line of credit note payable, 8.75% interest
     rate, principal and interest due monthly until
     November, 1999                                                       28                   0
                                                           -----------------    ----------------
                                                           $           1,003    $              0
                                                           =================    ================

     Long-term debt consists of the following:

     Bank term loan payable, variable interest rate
     (7.24% at 6/26/99), principal due monthly
     beginning October, 1999, and interest due monthly
     until April, 2006                                     $           7,000    $              0

     Unsecured notes payable, 7.5% interest rate,
     principal due annually and interest due quarterly
     until April, 2002                                                 1,000                   0

     Unsecured notes payable, 7.5% interest rate,
     principal due annually and interest due quarterly
     until January, 2002                                                 300                   0

     Unsecured notes payable, with interest rates of
     between 8 and 9 %, principal and interest due
     monthly until June, 2010                                            219                  20

     Unsecured note payable, 7% interest rate, principal
     and interest due quarterly until March 31, 2001                     204                 263

     Unsecured note payable, 12% interest rate,
     principal and interest due monthly until January,
     2001                                                                 52                  67
                                                           -----------------    ----------------
                                                                       8,775                 330
     Less current maturities                                           1,353                 146
                                                           -----------------    ----------------
     Long term debt, less current maturities               $           7,422    $            184
                                                           =================    ================

On April 22, 1999, as part of the acquisition of Kent, the Company issued three-year notes to the sellers in the aggregate amount of $1,000. The annual interest rate is 7.5%. Principal is due in three annual substantially equal installments beginning April, 2000 and continuing until April, 2002. Interest is due quarterly in arrears beginning July, 1999 and continuing until April, 2002.

                          Sight Resource Corporation
                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

On April 15, 1999, the Company entered into a Credit Agreement (the "1999 Agreement") with a bank pursuant to which the Company can borrow $10,000 on an acquisition line of credit, $7,000 on a term loan basis and $3,000 on a revolving line of credit basis, subject to certain performance criteria and an asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bears interest at either the bank's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the Company's election.

The term loan facility bears interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bears interest at the bank's prime rate or LIBOR plus 2.0% at the Company's election. Amounts borrowed under the 1999 Agreement will be used to finance future acquisitions, retire existing bank debt, provide ongoing working capital and/or for other general corporate purposes. As of June 26, 1999, $7,000 was borrowed on the term loan and $975 was borrowed on the revolving credit facility.

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

In 1995 and 1996, as part of acquisitions made, one of the Company's subsidiaries issued a note bearing interest at 8% and two non-interest bearing notes to the sellers. For financial reporting purposes, interest of 9% has been imputed on the non-interest bearing notes. The interest bearing note with a value at June 26, 1999 of $42 will be due in August, 2006. The other non-interest bearing notes have principal and interest payments due monthly until June, 2010.

One of the Company's subsidiaries has a bank line of credit secured by accounts receivable, inventory and equipment. As of June 26, 1999, $28 was borrowed under this facility. No additional borrowings will be made on this credit facility. Principal payments of approximately $6 and interest at 8.75% annually are due monthly until November, 1999.

                          Sight Resource Corporation

                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


          (4) Segment Reporting

          The following table presents certain operating segment information.

          For the three months ended June 26, 1999 and June 30, 1998:

                                  Eye Care            Laser Vision                               Consolidated
                                  Centers              Correction          All Others               Totals
                              1999        1998      1999      1998      1999       1998        1999         1998
                              ----        ----      ----      ----      ----       ----        ----         ----
Revenues:
 External Customers         $16,927     $14,159     $ 655    $ 339    $     0     $    0     $17,582      $14,498

Interest:
 Interest income                  0           0         0        0         19         57          19           57
 Interest expense                (8)        (11)       (1)       0       (153)       (34)       (162)         (45)
                            -------     -------     -----     ----    -------     ------     -------      -------
  Net interest income/           (8)        (11)       (1)       0       (134)        23        (143)          12
  (expense)
Depreciation and
Amortization                    875         620        34       14         37         11         946          645

Income/(loss) from
operations                    1,194         630       273       18     (1,012)      (532)        455          116

Identifiable assets          31,522      26,635       651      519     10,329      6,412      42,503       33,566

Capital expenditures            145         327         0      128         62          0         207          455

          For the six months ended June 26, 1999 and June 30, 1998:

                                  Eye Care              Laser Vision                                  Consolidated
                                  Centers                Correction            All Others                Totals
                              1999        1998        1999       1998       1999        1998        1999       1998
                              ----        ----        ----       ----       ----        ----        ----       ----
Revenues:
 External Customers         $32,027     $27,314     $1,319      $764     $     0     $     0      $33,346       $28,078

Interest:
 Interest income                  0           0          0         0          61         128           61           128
 Interest expense               (33)        (16)        (3)        0        (208)        (80)        (244)          (96)
                            -------     -------     ------      ----     -------     -------      -------       -------
  Net interest income/          (33)        (16)        (3)        0        (147)         48         (183)           32
  (expense)
Depreciation and
Amortization                  1,616       1,179         67        38          72          20        1,755         1,237

Income/(loss) from            2,627       1,245        516        30      (2,131)     (1,226)       1,012            49
operations

Identifiable assets          31,522      26,635        651       519      10,329       6,412       42,503        33,566

Capital expenditures            338         475          0       128          62           0          400           603

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of June 26, 1999, the Company's operations consisted of 130 eye care centers, with four regional optical laboratories and distribution centers, making the Company one of the sixteen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services. In addition, as of June 26, 1999 the Company operated two laser vision correction ("LVC") centers.

The Company operates four regional optical laboratories and distribution centers. The regional optical laboratories provide complete laboratory services to the Company's eye care centers, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution centers provide and maintain an inventory of all accessories and supplies necessary to operate the primary eye care centers in their regions, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. Management believes that the regional optical laboratories and distribution centers have the capacity to accommodate additional multi-site eye care centers.


Results of Operations

Three Months and Six Months Ended June 26, 1999 and June 30, 1998

Net Revenue. During the three months ended June 26, 1999, the Company generated net revenue of approximately $16.9 million and $0.7 million from the operation of its 130 eye care and two LVC centers, respectively, as compared to net revenue of approximately $14.2 million and $0.3 million from its 93 eye care and three LVC centers, respectively, for the three months ended June 30, 1998.

Net revenue for the first six months of fiscal 1999 were $32.0 million and $1.3 million from the operations of its eye care centers and LVC centers, respectively, as compared to the net revenue of $27.3 million and $0.8 million from its eye care centers and LVC centers for the comparable period of fiscal 1998. The $3.1 million or 21.3% increase in total net revenue for the three months ended June 26, 1999 relates primarily to the additional 37 eye care centers acquired since January, 1999. The $5.3 million or 18.8% increase in total net revenue for the first six months of fiscal 1999 relates primarily to the additional 37 eye care centers acquired since January 1999 and to the nine eye care centers acquired effective April 1, 1998.

Cost of Revenue. Cost of revenue increased from approximately $4.9 million and $0.2 million from the operation of the 93 eye care and three LVC centers, respectively, for the three months ended June 30, 1998 to approximately $5.5 million and $0.3 million from the operation of the 130 eye care and two LVC centers, respectively, for the three months ended June 26, 1999. Total cost of revenue as a percentage of net revenue decreased from 35.0% for the three months ended June 30, 1998 to 33.1% for the three months ended June 26, 1999. Cost of revenue increased from $9.4 million and $0.4 million from operations of the eye care centers and LVC centers for the first six months of 1998 to $10.1 million and $0.7 million for the first six months of 1999. Cost of revenue as a percentage of net revenue decreased from 35% for the six months ended June 30, 1998, to 32.5% for the six months ended June 26, 1999. The improvement as a percentage of net revenue primarily reflects the realization of purchase economies, less sales price discounting, and, to a lesser extent, some small retail price increases. Cost of revenue principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to customers of the Company and (ii) the cost of delivering LVC services, including depreciation and maintenance on excimer lasers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $11.3 million and $21.5 million for the three months and six months ended June 26, 1999 as compared to approximately $9.3 million and $18.2 million for the three and six months ended June 30, 1998. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in the first and second quarters of fiscal 1999 as compared to the same periods in fiscal 1998. Selling, general and administrative expense, as a percentage of net revenue, increased slightly from 64.2% to 64.3% for the three months ended June 26, 1999, and decreased from 64.8% to 64.5% for the six months ended June 26, 1999, as compared to the same periods in 1998.

Other Income and Expense. Interest income totaled $19,000 and $61,000 for the three and six months ended June 26, 1999, respectively, as compared to $57,000 and $128,000 for the three and six months ended June 30, 1998, respectively. This decrease resulted from the investment of a lower average cash and cash equivalents balance during the first and second quarters of 1999 as compared to the same period in 1998. Interest expense totaled $162,000 and $244,000 for the three and six months ended June 26, 1999, respectively, as compared to $45,000 and $96,000 for the three and six months ended June 30, 1998, respectively. The increase is associated with a higher average balance of debt outstanding during the first and second quarters of 1999 as compared to the same periods in 1998. The sale of certain ophthalmic equipment during the six months ended

June 30, 1998 generated a gain of approximately $69,000. During the six months ended June 26, 1999, there were no gains or losses from the sale of equipment.

Income Taxes. The effective tax rate includes the utilization of net operating loss carry forwards and the amounts for state income taxes. The effective tax rate at June 26, 1999 was lower than the effective rate at June 30, 1998 due to a lower effective state tax rate.

Net Income. The Company realized net income of $288,000 or $0.03 per share on a basic and diluted basis for the three months ended June 26, 1999, as compared to net income of $77,000 or $0.01 per share on a basic and diluted basis for the same period last year. The Company realized net income of $461,000 or $0.05 per share basic and $0.04 per share diluted for the six months ended June 26, 1999, as compared to net income of $90,000 or $0.01 per share on a basic and diluted basis for the same period last year.

Liquidity and Capital Resources

At June 26, 1999, the Company had approximately $1.0 million in cash and cash equivalents and working capital of approximately $3.5 million, in comparison to approximately $1.9 million in cash and cash equivalents and working capital of approximately $3.2 million as of December 31, 1998. As compared to December 31, 1998, current assets have increased by $2.2 million and current liabilities have increased by $1.9 million. The overall increase in working capital is primarily due to the net effect of the purchases of the 9 Shawnee Optical eye care centers effective January 1, 1999, and the 28 Kent Optical eye care centers effective April 1, 1999.

Effective April 1, 1998, the Company acquired one hundred percent of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2.3 million in cash, $0.4 million in notes payable in twelve equal quarterly installments commencing June 30, 1998, and 87,940 shares of common stock. Eyeglass Emporium operated nine eye care centers in Indiana. The acquisition was accounted for using the purchase method of accounting.

Effective January 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1.8 million in cash, $0.3 million in notes payable over three years and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting.

Effective April 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Kent Optical Company and its affiliates ("Kent Optical"). The purchase price of this acquisition was $5.2 million in cash, $1.0 million in notes payable in annual substantially equal installments commencing April, 2000 and continuing until April, 2002, and 160,000 shares of common stock. Kent Optical operated 28 eye care centers in central and southwest Michigan. The acquisition was accounted for using the purchase method of accounting.

As of June 26, 1999, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                  Securities        Potential
                                                           Outstanding         Proceeds
 --------------------------------------------------------------------------------------
 Warrants                                                    2,472,100      $14,800,000
 Unit Purchase Options                                         215,000        3,700,000
 Class II Warrants                                             290,424        2,032,968
 Bank Austria AG (f/k/a Creditanstalt) Warrants                150,000          694,000
 Representative Warrants                                       170,000        1,400,000
                                                                           ------------
                                                                            $22,626,968
                                                                           ============

As of June 26, 1999, the Company also has outstanding 895,623 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of such outstanding existing warrants and options. The holder of the Class I Warrants is obligated to exercise such Class I Warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of the Class I Warrants cannot be estimated at this time.

There can be no assurance that the Company will obtain any such potential proceeds from the exercise of the above securities.

On February 20, 1997, the Company entered into a Credit Agreement (the "1997 Agreement") with a bank pursuant to which the Company could borrow up to $5.0 million on a term loan basis and up to $5.0 million on a revolving credit basis, subject to certain performance criteria. As part of the 1997 Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the common stock at a purchase price of $4.625 per share. The warrants expire December 31, 2003. As noted in the following paragraph, the Company has entered into a new credit facility and retired the 1997 Agreement.

On April 15, 1999, the Company entered into a Credit Agreement (the "1999 Agreement") with a bank pursuant to which the Company can borrow $10.0 million on an acquisition line of credit, $7.0 million on a term loan basis and $3.0 million on a revolving line of credit basis, subject to certain performance criteria and a asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bears interest at either the bank's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the Company's election. The term loan facility bears interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bears interest at the bank's prime rate or LIBOR plus 2.0% at the Company's election. Amounts borrowed under the 1999 Agreement will be used to finance future acquisitions, retire existing bank debt, provide ongoing working capital and/or for other general corporate purposes. As of June 26, 1999 $7.0 million was borrowed on the term loan and $0.975 million was borrowed on the revolving credit facility.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133, which becomes effective for the Company in its fiscal year ending December 30, 2000 is not expected to have a material impact on the consolidated financial statements of the Company. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities", which amended the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15,2000.

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

The Company has completed its assessment of critical internal systems which include customer service, customer order entry, lab operations, purchasing and financial situations. The Company has surveyed, by written questionnaire, its principal vendors, customers and others on whom it relies to assure that their systems will be Year 2000 compliant, and that they will be able to continue their business with the Company without interruption. The Company has received written confirmation of Year 2000 compliance from vendors and suppliers of its
(i) point of sale system, (ii) general ledger software system, (iii) laser vision correction equipment, (iv) laboratory finishing equipment, and (v) corporate headquarters telecommunications systems. The Company identified that some early versions of the software used in two of its regional optical laboratories is not Year 2000 compliant. However, Year 2000 compliant upgraded versions of that same software are available and the Company plans to upgrade this software by the end of the third quarter of 1999.

The Company has substantially completed the remediation phase of its critical internal systems and plans to complete the applicable testing and verification phase by the end of the third quarter of fiscal year 1999, however no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant. The Company has drafted a contingency plan in the event normal operations are interrupted as a result of Year 2000 issues. Certain precautionary measures are considered in the contingency plan, including restricting vacation schedules in January, 2000, increasing inventory levels and manually processing key financial documents and other operations. Contingency plan testing will be completed by the end of the third quarter of 1999.

The Company estimates costs to become Year 2000 compliant will be approximately $75,000, however, no assurance can be given that the ultimate costs required to address the Year 2000 issue will not exceed such amount.

The Company expects to convert all of its existing eye care centers to the new point of sale system, which the Company has received written confirmation is Year 2000 compliant, by the third quarter of 1999, except for the nine recently acquired Shawnee and 28 recently acquired Kent locations. The Company expects to convert the Shawnee and Kent locations to the new point-of-sale system during 2000. Currently, Shawnee's and Kent's order-entry system is manual.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has no significant fixed rate debt obligations or related interest rate swap and cap agreements.

PART II.  OTHER INFORMATION


 Item 2.  Changes in Securities and Use of Proceeds

          (a) Not applicable.

          (b) Not applicable.

          (c) (1) Securities sold. On April 1, 1999 the Company issued an aggregate of 160,000 shares (the "Kent Shares") of its Common Stock, par value $.01 per share.

              (2) Underwriters and other purchasers. No underwriters were involved in the transaction listed above. The Company issued 80,000 Kent Shares to each of Timothy D. Westra and John C. Cress, O.D.

              (3) Consideration. The Kent Shares were issued to Mr. Westra and Dr. Cress as partial payment of the consideration due in connection with the acquisition by the Company of all of the issued and outstanding capital stock of Kent Optical, Inc.

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

          (d) Not applicable.

 Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on May 20, 1999. Of the 10,513,071 shares issued and outstanding and eligible to vote as of the record date of March 24, 1999, a quorum of 8,710,985 shares or 82.9% of the eligible shares were present in person or represented by proxy.

          The following actions were taken at such meeting:

          (a) The reelection of the following Class C Directors:


                                    Number of Shares
                           --------------------------------
                             For         Withheld Authority
                           -------       ------------------
Christian E. Callsen       8,177,624           533,361
William G. McLendon        8,177,230           533,755
J. Mitchell Reese          8,177,730           533,255

             Continuing Class A Directors (terms to expire 2000):

                Stephen M. Blinn
                George B. Clairmont
                Richard G. Darman

             Continuing Class B. Directors (terms to expire 2001):

                Gary Jacobson, M.D.
                Russell E. Taskey
                William T. Sullivan

             (b) The approval of the proposal to amend the Company's 1992
                 Employee, Director and Consultant Stock Option Plan to increase shares the aggregate number of shares for which stock options may be granted from 1,500,000 shares to 1,850,000 shares (7,901,688 shares for approval, 747,555 shares against approval, and 61,741 shares abstaining).

             (c) The ratification of the appointment of KPMG,LLP as the
                 Company's independent public accountants for the fiscal year ending December 25, 1999 (8,644,588 shares for approval, 45,225 shares against approval, and 21,172 shares abstaining).

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits

                 Exhibit
                   No.            Title
                  ----            -----

                 27               Financial Data Schedule

             (b) Reports on Form 8-K

                 A Current Report on Form 8-K dated April 15, 1999 was filed on May 6, 1999 to report (i) the acquisition by the Company of Kent Optical, Inc. and its affiliated companies, (ii) the entry by the Company into a new loan agreement, and (iii) a change in the Company's fiscal year end.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sight Resource Corporation




Date:       August 9, 1999          By: /S/ WILLIAM T. SULLIVAN
            --------------          -------------------------------------
                                    William T. Sullivan
                                    President and Chief Executive Officer
                                    (principal executive officer)



Date:       August 9, 1999          By: /S/ JAMES W. NORTON
            --------------          -------------------------------------
                                    James W. Norton
                                    Chief Financial Officer
                                    (principal financial officer)