Form 10-K/A
period 1998-12-31
SIGHT RESOURCE CORP
filed 1999-08-27
CIK 895651

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


                                   DELAWARE
                         (State or other jurisdiction
                       of incorporation or organization)

                                                                 01746
                                                               (Zip Code)



                       100 JEFFREY AVENUE, HOLLISTON, MA
                   (Address of principal executive offices)

                                                               04-3181524
                                                            (I.R.S. Employer
                                                           Identification No.)


      Registrant's telephone number, including area code:   (508) 429-6916

  Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share

                                (Title of Class)

                        Preferred Share Purchase Rights

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 18, 1999, was approximately $26,050,237, based on the last sale price as reported by NASDAQ.

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

 Management Agreements

  Many states have laws which prohibit or restrict the practice of optometry by non-licensed persons or entities. See "--Government Regulation." In states which allow the Company to employ optometrists and ophthalmologists, the Company plans on providing professional services directly. Otherwise, the Company will enter into management agreements with optometrists, ophthalmologists and/or professional corporations which will provide the professional eye care services. The Company's wholly owned subsidiaries, Cambridge Eye, Vision World, and Vision Plaza each entered into a management agreement with Optometric Providers, Optometric Care, and Musselman (collectively the "PCs"), respectively. Accordingly, Cambridge Eye operates as the management service organization ("MSO") for Optometric Providers, Vision World operates as the MSO for Optometric Care, and Vision Plaza operates as the MSO for Musselman. Cambridge Eye, Vision World, and Vision Plaza, as MSOs, have exclusive decision making authority for the ongoing major operations of the PCs, with the exception of the provision of professional eye care services. Pursuant to these management agreements, the Company, among other things, (i) acts as the exclusive financial manager, business manager and administrator of all business and administrative functions and services associated with the provision of the professional services, (ii) orders and purchases all professional and office inventory and supplies and arranges for the availability of the same, (iii) maintains files and records, (iv) provides or arranges for the provision of technical and ancillary service and support personnel, (v) establishes, operates and maintains bookkeeping, payroll, accounting, billing and collection systems, (vi) renders advice concerning the marketing of services, (vii) develops and administers benefit plans for the professionals and (viii) renders such other business and financial management, consultation and advice as may reasonably be needed from time to time by the practice in connection with its provision of professional services. As a result, the Company is involved in the daily on-site financial and administrative management of these optometric practices. The Company's goals in providing such services are to (i) improve the performance of these optometric practices in these non-professional activities, (ii) allow the optometrists employed by or associated with these practices to more fully dedicate their time and efforts toward their professional practice activities, and (iii) afford the Company expanded service capabilities, and, for itself and on behalf of the optometric practices, capitalize on opportunities for contracting with third party payors and their intermediaries, including managed care providers. The management fees payable to the Company by the affiliated practices under the management agreements vary based on the cost, nature and amount of services provided, and may be adjustable or subject to renegotiation from time to time. Management fees payable under existing and future contracts are subject to the requirements of applicable laws, rules and regulations and negotiations with individual professional practices.

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


 Stock Restrictions and Pledge Agreements

  The outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of the respective MSO. Set forth below is a chart identifying each PC, the nominee shareholder for each PC and the total number of employees for each PC as of the end of fiscal 1998:

                                                                                    NO. OF
                     NAME OF PC                         NOMINEE SHAREHOLDER        EMPLOYEES
----------------------------------------------------  ------------------------  ---------------
Optometric Providers, Inc.  ........................   Alerino Iacobbo, O.D.      33 persons
Optometric Care, Inc.  .............................   Alerino Iacobbo, O.D.       9 persons
Dr. John Musselman, An Optometry Corporation  ......    John Musselman, O.D.      19 persons

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

                                        At 12/31/98
                                        -----------
                                      NUMBER OF LEASES
  YEAR                                    EXPIRING
------                                    --------
  1999  ............................         15
  2000  ............................         19
  2001  ............................         17
  2002  ............................         13
  2003  ............................          9
  2004 and thereafter  .............         17

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

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Company's Common Equity

  The Company's Common Stock began trading on NASDAQ on March 31, 1993 under the symbol "VISN". The Company also issued Warrants which began trading on NASDAQ on August 25, 1994 under the symbol "VISNZ". The following table sets forth for the periods indicated, the high and low sales prices for the Common Stock and Warrants as reported by NASDAQ:

                                      Common Stock                Warrants
                               --------------------------  -----------------------
                                   High           LOW          HIGH         LOW
                               -------------  -----------  ------------  ---------
  1998:
     First Quarter  ..........     $ 5 1/16    $  3 1/2     $  1 3/8   $1 1/16
     Second Quarter  .........        4 1/2       3 5/8       1 5/32       5/8
     Third Quarter  ..........      3 21/32     1 15/16          3/4       1/8
     Fourth Quarter  .........      3 11/16       1 5/8         9/16      1/16
  1997:
     First Quarter  ..........     $  5 1/2    $  3 3/4     $  1 7/8   $ 1 1/8
     Second Quarter  .........       5 1/16       3 3/8        1 7/8       7/8
     Third Quarter  ..........        6 3/8       3 7/8      1 29/32    1 1/16
     Fourth Quarter  .........        5 3/4       3 3/8        1 3/4     1 1/8

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


ITEM 6.   SELECTED FINANCIAL DATA


                                                                                  Year ended December 31
                                                       ----------------------------------------------------------------------
                                                           1998(1)      1997(2,3,4)    1996(4,5)       1995(6)        1994
                                                       -------------  -------------  ------------  -------------  -----------
                                                                        (in thousands, except per share amounts)
Statement of Operations Data:
  Net revenues  .....................................     $54,971      $    44,576     $  29,987      $18,240        $   529
  Net loss  .........................................        (985)          (2,004)       (5,850)      (4,888)        (2,945)
  Net loss per common share  ........................       (0.11)           (0.46)        (0.78)       (0.89)         (0.94)
  Weighted average number of common shares
    outstanding  ....................................       8,867            8,669         7,523        5,488          3,122
BALANCE SHEET DATA:
  Working capital  ..................................     $ 3,176      $     4,243     $   7,774      $ 5,325        $ 9,787
  Total assets  .....................................      32,145           34,507        31,430       23,249         13,911
  Non-current liabilities  ..........................         348              101         1,876        1,703             --
  Stockholders' equity  .............................      18,959           19,446        22,766       16,445         13,364

----------------
1. Effective April 1, 1998, the Company acquired one hundred percent of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2,309 in cash, $350 in notes payable in twelve equal quarterly installments commencing June 30, 1998, and 87,940 shares of common stock. At December 31, 1998, Eyeglass Emporium operated nine eye care centers in Indiana.

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

  The Company's results of operation include the accounts of the Company, its wholly-owned subsidiaries and three professional corporation's ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost.
For example, if (i) the employment of the nominee shareholder is terminated by the PC or by the Company (including its subsidiaries) or (ii) the Company determines that the nominee shareholder is impairing or rendering less-than-optimal the Company's business management and administration of the PC, then the Company has the right to require the existing nominee shareholder to sell all of the outstanding stock of the PC to another person eligible to serve as a new nominee shareholder. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC, which will always be a nominal cost because each PC operates and expects to continue to operate at an almost break-even level generating a nominal profit, if any at all. See "Business--Stock Restrictions and Pledge Agreements."


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

  Provision for Store Closings.   The Company had a $110,000 provision for 1997
for the estimated costs to close one store in early 1998. The provision was primarily for estimated future lease payments of $64,135 and to write-off the net book value of fixed assets of $27,137. In 1998, the Company closed two additional stores whose leases had expired and accordingly, no provisions were provided.

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

  Provision for Store Closings.   The Company had a $110,000 provision for the
estimated costs to close one store in early 1998. The provision was primarily for estimated future lease payments of $64,135 and to write-off the net book value of fixed assets of $27,137. No similar closings were provided for in 1996.

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

  Impairment of Ophthalmic Equipment.   During the fourth quarter of 1996, the
Company recognized a $2.6 million write down due to impairment of ophthalmic equipment. Operating losses sustained during 1996 from the operation of this equipment coupled with anticipated future operating losses over the remaining depreciable life of the equipment, which were based upon operating history and a recent industry report indicating a slower than expected growth in LVC, resulted in the Company's decision to recognize the impairment in the fourth quarter 1996. The fair value of the equipment was based upon recent publications in ophthalmic trade journals, offers from third parties, as well as recent sales of similar equipment. For those lasers which the Company could dispose of immediately, fair market value was determined to be $90,000 for warehoused lasers and $55,000 for lasers that were in use. The lasers that were in use by the Company were valued at $55,000 because of the expenses that would be incurred by the Company during such use. In determining the fair market value of the four lasers which the Company was contractually obligated to keep in service, the Company considered the impact that anticipated FDA approval of expanded treatment protocols would have on its ability to sell these lasers. The Company determined that without upgrading these four lasers to permit treatment of all patients under the expanded treatment protocols, their marketability and fair market value would be impacted. Thus, a $30,000 impairment adjustment was recorded for each of these four lasers to reduce the fair market value from $55,000 to $25,000 to account for the estimated cost required to upgrade each laser for the technological obsolescence that would occur upon availability of the expanded treatment protocols. In addition, two lasers were held for use (i.e. not intended to be sold) and these were written down to fair market value of $55,000. Since the Company has no other significant tangible or intangible assets associated with LVC, the Company believes the impairment relates only to ophthalmic equipment.

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

  As of December 31, 1998, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

                                                                    Potential
                                                                    ---------
                          SECURITIES                                PROCEEDS
---------------------------------------------------------------     --------
Warrants  .........................................   2,472,100     $14,800,000
Class A Warrants  .................................      85,000         500,000
Class II Warrants  ................................     290,424       2,032,968
Unit Purchase Options  ............................     215,000       3,700,000
Bank Austria AG, f/k/a Creditanstalt, Warrants  ...     150,000         694,000
Representative Warrants  ..........................     170,000       1,400,000
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


                                  /s/   KPMG Peat Marwick LLP

                                  KPMG Peat Marwick LLP

Boston, Massachusetts
March 19, 1999

                          SIGHT RESOURCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31
                                                                                        -----------------
                                                                                        1998         1997
                                                                                        ----         ----
                                                                                      (in thousands except
                                                                                       for share amounts)
                                       ASSETS
Current assets:
  Cash and cash equivalents  ...................................................     $  1,860     $  6,076
  Accounts receivable, net of allowance of $748 and $478, respectively  ........        2,658        1,781
  Inventories  .................................................................        4,584        4,434
  Prepaid expenses and other current assets  ...................................          377          377
                                                                                     --------     --------
     Total current assets  .....................................................        9,479       12,668
                                                                                     --------     --------
Property and equipment, net (note 3)  ..........................................        6,140        5,664
                                                                                     --------     --------
Other assets:
  Intangible assets (note 4)  ..................................................       15,337       14,898
  Other assets  ................................................................        1,189        1,277
                                                                                     --------     --------
     Total other assets  .......................................................       16,526       16,175
                                                                                     --------     --------
                                                                                     $ 32,145     $ 34,507
                                                                                     ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt (note 6)  ..................................          146        1,000
  Current portion of capital leases (note 7)  ..................................           34           --
  Accounts payable  ............................................................        2,870        1,797
  Accrued expenses (note 5)  ...................................................        3,253        5,628
                                                                                     --------     --------
     Total current liabilities  ................................................        6,303        8,425
                                                                                     --------     --------
Non-current liabilities:
  Long term debt, less current maturities (note 6)  ............................          184           --
  Capital leases (note 7)  .....................................................           13           --
  Other liabilities  ...........................................................          151          101
                                                                                     --------     --------
     Total non-current liabilities  ............................................          348          101
                                                                                     --------     --------
  Series B redeemable convertible preferred stock 1,452,119 shares issued
    (note 8)  ..................................................................        6,535        6,535
                                                                                     --------     --------
Stockholders' equity (note 9):
  Preferred Stock, $.01 par value. Authorized 5,000,000 shares; no shares of
    Series A issued and outstanding  ...........................................           --           --
  Common stock, $.01 par value. Authorized 20,000,000 shares; issued
    8,936,330 and 8,787,100 shares in 1998 and 1997, respectively  .............           90           88
  Additional paid-in capital  ..................................................       36,847       36,329
  Common stock issuable, 71,181 shares in 1998 and 1997 (note 1(b))  ...........          432          432
  Treasury stock at cost (30,600 shares in 1998 and 1997)  .....................         (137)        (137)
  Unearned compensation  .......................................................          (22)          --
  Accumulated deficit  .........................................................      (18,251)     (17,266)
                                                                                     --------     --------
     Total stockholders' equity  ...............................................       18,959       19,446
                                                                                     --------     --------
                                                                                     $ 32,145     $ 34,507
                                                                                     ========     ========

          See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Years Ended December 31
                                                                   -----------------------------------------
                                                                        1998           1997         1996
                                                                   ---------------  -----------  -----------
                                                                   (in thousands except for per share amounts)
Net revenue  ....................................................         $54,971      $44,576      $29,987
Cost of revenue  ................................................          18,991       16,096       11,841
                                                                          -------      -------      -------
     Gross margin  ..............................................          35,980       28,480       18,146
Selling, general and administrative expense  ....................          37,036       30,703       21,600
Provision for store closings  ...................................              --          110           --
Provision for write off of software development costs  ..........              --          400           --
Impairment of ophthalmic equipment (note 3)  ....................              --           --        2,622
                                                                          -------      -------      -------
  Total operating expenses  .....................................          37,036       31,213       24,222
                                                                          -------      -------      -------
     Loss from operations  ......................................          (1,056)      (2,733)      (6,076)
                                                                          -------      -------      -------
Other income (expense):
  Interest income  ..............................................             184          360          499
  Interest expense  .............................................            (201)        (344)        (248)
  Gain on sale of assets  .......................................             158          738           --
                                                                          -------      -------      -------
     Total other income  ........................................             141          754          251
                                                                          -------      -------      -------
     Loss before income tax expense  ............................            (915)      (1,979)      (5,825)
Income tax expense  .............................................              70           25           25
                                                                          -------      -------      -------
     Net loss  ..................................................         $  (985)     $(2,004)     $(5,850)
                                                                          =======      =======      =======
Dividends on redeemable convertible preferred stock (note 8)  ...              --       (1,953)          --
Net loss attributable to common shareholders  ...................         $  (985)     $(3,957)     $(5,850)
                                                                          =======      =======      =======
Basic and Diluted loss per common share (note 2)  ...............          $(0.11)      $(0.46)      $(0.78)
                                                                          =======      =======      =======
Weighted average number of common shares outstanding  ...........           8,867        8,669        7,523
                                                                          =======      =======      =======

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Years Ended December 31, 1998, 1997 and 1996
                                 -----------------------------------------------------------------------------------------
                                 Common Stock   Additional     Accumu-    Common                Unearned        Total
                                 -------------  ------------  ----------  --------              ----------  --------------
                                          Par     Paid-in       lated      Stock    Treasury      Comp-     Stockholders
                                         -----  ------------  ----------  --------  ----------  ----------  --------------
                                 Shares  Value    Capital      Deficit    Issuable    Stock      ensation       Equity
                                 ------  -----  ------------  ----------  --------  ----------  ----------  --------------
                                                                      (in thousands)
Balance, December 31,
 1995  ........................   6,347    $63      $25,794    $ (9,412)      $ --      $  --        $ --         $16,445
Proceeds from exercise of
 warrants  ....................      --     --            1          --         --         --          --               1
Proceeds from public
 offering, net of offering
 costs  .......................   1,775     18        9,816          --         --         --          --           9,834
Issuance of common stock
 for acquisitions  ............     522      5        1,896          --        432         --          --           2,333
Proceeds from exercise of
 stock options  ...............       5     --            3          --         --         --          --               3
Net loss  .....................      --     --           --      (5,850)        --         --          --          (5,850)
                                  -----    ---      -------    --------   --------  ---------   ---------         -------
Balance, December 31,
 1996  ........................   8,649     86       37,510     (15,262)       432         --          --          22,766
Exercise of stock options
 (notes 9 and 12)  ............     138      2          592          --         --         --          --             594
Acquisition of treasury
 stock (note 9)  ..............      --     --           --          --         --       (137)         --            (137)
Dividend to preferred
 shareholders (note 8)  .......      --     --       (1,953)         --         --         --          --          (1,953)
Issuance of warrants under
 Credit Agreement
 (note 6)  ....................      --     --          180          --         --         --          --             180
Net loss  .....................      --     --           --      (2,004)        --         --          --          (2,004)
                                  -----    ---      -------    --------   --------  ---------   ---------         -------
Balance, December 31,
 1997  ........................   8,787     88       36,329     (17,266)       432       (137)         --          19,446
Exercise of stock options
 (notes 9 and 12)  ............      20     --            9          --         --         --          --               9
Issuance of Common Stock
 for acquisitions  ............      88      1          349          --         --         --          --             350
Issuance of Common
 Stock  .......................      41      1          160          --         --         --         (40)            121
Amortization of unearned
 compensation  ................      --     --           --          --         --         --          18              18
Net loss  .....................      --     --           --        (985)        --         --          --            (985)
                                  -----    ---      -------    --------   --------  ---------   ---------         -------
Balance, December 31,
 1998  ........................   8,936    $90      $36,847    $(18,251)      $432      $(137)       $(22)        $18,959
                                  =====    ===      =======    ========   ========  =========   =========         =======

          See accompanying notes to consolidated financial statements

                          SIGHT RESOURCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31
                                                                                   ------------------------------------
                                                                                      1998        1997         1996
                                                                                   ----------  -----------  -----------
                                                                                             (in thousands)
Operating activities:
Net loss  .......................................................................    $  (985)     $(2,004)     $(5,850)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization  ................................................      2,596        2,183        2,221
  Amortization of unearned compensation  ........................................         18           --           --
  Impairment of ophthalmic equipment  ...........................................         --           --        2,622
  Gain on sale of assets  .......................................................       (158)        (738)          --
  Provision for store closings and write off of software developments costs  ....         --          510           --
Changes in operating assets and liabilities:
  Accounts receivable  ..........................................................       (746)         138         (248)
  Inventories  ..................................................................        289       (1,027)         153
  Prepaid expenses and other current assets  ....................................         47          (78)         (47)
  Accounts payable and accrued expenses  ........................................       (829)      (1,349)      (1,408)
                                                                                     -------      -------      -------
     Net cash provided by (used in) operating activities  .......................        232       (2,365)      (2,557)
                                                                                     -------      -------      -------
Investing activities:
  Purchases of property and equipment  ..........................................     (1,612)      (1,948)      (1,639)
  Payments for acquisitions  ....................................................     (2,201)      (2,075)      (2,854)
  Proceeds from sale of assets  .................................................        235        1,747           --
  Other assets  .................................................................         88         (240)         (72)
                                                                                     -------      -------      -------
     Net cash used in investing activities  .....................................     (3,490)      (2,516)      (4,565)
                                                                                     -------      -------      -------
Financing activities:
  Principal payments on debt  ...................................................     (1,087)      (2,754)        (400)
  Debt financing costs  .........................................................         --         (320)          --
  Proceeds from issuance of stock  ..............................................        129           --           --
  Proceeds from exercise of warrants and stock options  .........................         --           --            4
  Net proceeds from offerings  ..................................................         --        4,582        9,834
  Purchase of treasury stock  ...................................................         --         (137)          --
  Payment of other liabilities  .................................................         --         (338)        (427)
                                                                                     -------      -------      -------
     Net cash provided by (used in) financing activities  .......................       (958)       1,033        9,011
                                                                                     -------      -------      -------
Net increase (decrease) in cash and cash equivalents  ...........................     (4,216)      (3,848)       1,889
Cash and cash equivalents, beginning of period  .................................      6,076        9,924        8,035
                                                                                     -------      -------      -------
Cash and cash equivalents, end of period  .......................................    $ 1,860      $ 6,076      $ 9,924
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

                          SIGHT RESOURCE CORPORATION

  As a result of the acquisitions, the Company has also recorded adjustments to increase liabilities and establish reserves for the closing of stores and related restructuring costs, including lease commitments and severance costs.

  A summary of the activity follows:

                      Store and Laboratory Closing Costs
                      ----------------------------------

                                                         Eyeglass
                             E.B. Brown   Vision Plaza   Emporium      Total
                             ----------   ------------   --------      -----
January 1, 1997 Balance       $  15,557      $       0   $      0   $    15,557
---------------------------

Additions (1997)                518,281        781,000          0     1,229,281
Charges (1997)                  (89,595)       (10,604)         0      (100,199)
                              ---------      ---------   --------   -----------

December 31, 1997 Balance     $ 444,243      $ 770,396   $      0   $ 1,214,639

Additions (1998)                      0              0     32,000        32,000
Charges (1998)                        0              0    (32,000)      (32,000)
Adjustments to Goodwill        (444,243)      (770,396)         0    (1,214,639)
                              ---------      ---------   --------   -----------

December 31, 1998 Balance     $       0      $       0   $      0   $         0
                              ---------      ---------   --------   -----------

                                Severance Costs
                                ---------------

                                                         Eyeglass
                             E.B. Brown   Vision Plaza   Emporium     Total
                             ----------   ------------   --------     -----

January 1, 1997 Balance       $  24,912      $       0   $      0   $  24,912
-----------------------       ---------      ---------   --------   ---------

Additions (1997)                 67,588        156,410          0     233,998

Charges (1997)                  (42,500)             0          0     (42,500)
                              ---------      ---------   --------   ---------

December 31, 1997 Balance     $  50,000      $ 156,410   $      0   $ 206,410
-------------------------

Additions (1998)                      0              0     21,087      21,087
Charges (1998)                        0         37,584    (21,087)    (58,671)
Adjustments to Goodwill        ( 50,000)      (118,826)         0    (168,826)
                              ---------      ---------   --------   ---------

December 31, 1998 Balance     $       0      $       0   $      0   $       0
-------------------------     ---------      ---------   --------   ---------

  In 1997, the Company provided a reserve of $518,281 to close seven stores in the Cleveland area and four mini labs and the Cleveland central lab for E.B. Brown and a reserve of $781,000 to close one store in the Boston area and a kiosk for Vision Plaza. The reserve was established for the estimated future rental payments of stores and to write-off furniture and equipment and lease components that the Company intended to close.

                          SIGHT RESOURCE CORPORATION

  The Company charged $89,595 and $10,604 in 1997 for E.B. Brown and Vision Plaza, respectively. These charges were for the closing of four stores at E.B. Brown and a kiosk at Vision Plaza. Nothing was charged in 1998 against these reserves.

  In addition, in 1997, the Company provided costs of $67,588 and $156,410, respectively, to sever 22 and 10 people at E.B. Brown and Vision Plaza, respectively. During 1997, the Company charged $42,500 against the E.B. Brown reserves for costs to sever an administrative person and nothing against Vision Plaza reserves.

  In 1998, the Company charged $37,584 against the Vision Plaza reserves for severance costs of five accounting and administrative employees.

  In 1998, the Company acquired Eyeglass Emporium and established a $32,000 reserve for lease payments associated with vacating the Eyeglass Emporium home office and a reserve of $21,087 for costs to sever an administrative person at Eyeglass Emporium. These reserves were fully utilized in 1998 as the Company executed its plan.

  Delays were experienced in finalizing the plans for E.B. Brown and Vision Plaza principally due to the failure of the plan to consolidate the E.B. Brown laboratories with the Company's main facility in Holliston, Massachusetts, the inability to negotiate reasonable economic lease terminations, and delays in automating administrative, distribution and accounting functions. In late 1997 and early 1998, the Company experienced considerable change in its management. Under new management, all operations were evaluated and priorities assigned. The plans to exit stores at E.B. Brown and Vision Plaza were not given high priority by the new leadership. Accordingly, the Company reversed its accrued liabilities against goodwill and no reserves exist at December 31, 1998 as the Company believes its plan is completed.

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

                                                                    1998         1997          1996
                                                                    ----         ----          ----
                                                              (in thousands except for per share data)
Revenue  ....................................................      $56,188      $54,741      $48,636
                                                                   =======      =======      =======
Net loss  ...................................................      $(1,018)     $(4,073)     $(5,084)
                                                                   =======      =======      =======
Basic and Diluted loss per share  ...........................      $ (0.11)     $ (0.47)     $ (0.63)
                                                                   =======      =======      =======
Weighted average number of common shares outstanding  .......        8,889        8,757        8,045
                                                                   =======      =======      =======

Subsequent to year end the Company acquired Shawnee Optical, Inc. for $2,400,000. Had the Shawnee acquisition occurred at the beginning of 1998, the pro forma results for 1998 would have been as follows:

                                                                           1998
                                                                           ----
                                                                   (in thousands except
                                                                   for per share data)
Revenue  ....................................................            $60,144
                                                                         =======
Net loss  ...................................................            $  (918)
                                                                         =======
Basic and Diluted loss per share  ...........................            $ (0.10)
                                                                         =======
Weighted average number of common shares outstanding  .......              8,937
                                                                         =======

                          SIGHT RESOURCE CORPORATION

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


 (f) Property, Equipment and Long-Lived Assets

  Property, equipment and long-lived assets are stated at cost. The Company provides for depreciation at the time the property, equipment and long-lived assets are placed in service. The straight-line method is used over the estimated useful life of the assets. In accordance with SFAS 121, the Company assesses the recoverability of the undepreciated property, equipment and long-lived assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.


 (g) Advertising

  Advertising costs are expensed when incurred.

                          SIGHT RESOURCE CORPORATION

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

  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31:

                                                                       Years Ended December 31
                                                                       -----------------------
                                                                    1998        1997         1996
                                                                    ----        ----         ----
                                                                       (in thousands except for
                                                                           per share amounts)
Basic Loss Per Share
Net loss  ...................................................     $ (985)     $(2,004)     $(5,850)
Less: dividends on redeemable convertible preferred stock  ..         --       (1,953)          --
                                                                  ------      -------      -------
Net loss attributable to common stockholders  ...............     $ (985)     $(3,957)     $(5,850)
                                                                  ======      =======      =======
Weighted average common shares outstanding  .................      8,867        8,669        7,523
Net loss per share  .........................................     $(0.11)     $ (0.46)     $ (0.78)
                                                                  ======      =======      =======
DILUTED LOSS PER SHARE
Net loss  ...................................................     $ (985)     $(2,004)     $(5,850)
Less: dividends on redeemable convertible preferred stock  ..         --       (1,953)          --
                                                                  ------      -------      -------
Net loss attributable to common stockholders  ...............     $ (985)     $(3,957)     $(5,850)
                                                                  ======      =======      =======
Weighted average common shares outstanding  .................      8,867        8,669        7,523
Net loss per share  .........................................     $(0.11)     $ (0.46)     $ (0.78)
                                                                  ======      =======      =======

                          SIGHT RESOURCE CORPORATION

  The options, warrants and convertible preferred stock discussed in Notes 8 and 9 were not included in the computation of diluted Earnings Per Share because the effect would be antidilutive.


(3)   PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                          Years Ended December 31
                                    -----------------------------------
                                                             Estimated
                                                            ----------
                                        1998      1997      Useful Life
                                        ----      ----      -----------
                                              (in thousands)
Land and building  ................  $    87    $    87     40 years
Equipment  ........................    5,195      4,123     3-5 years
Computer equipment  ...............    1,143        485     3 years
Furniture and fixtures  ...........    1,751      1,243     3 years
Leasehold improvements  ...........    4,731      3,974     Life of lease
Construction-in-progress  .........      310        158
                                     -------    -------
                                      13,217     10,070
Less accumulated depreciation  ....    7,077      4,406
                                     -------    -------
Property and equipment, net  ......  $ 6,140    $ 5,664
                                     =======    =======

  During the fourth quarter of 1997, the Company recorded a $400,000 charge for the write off of development costs associated with Point of Sale software due to a decision to change the system provider to be utilized.


(4)   INTANGIBLE ASSETS

  Intangible assets consists of the following:

                                          Years Ended December 31
                                    -----------------------------------
                                                            Estimated
                                                           ----------
                                        1998      1997     Useful Life
                                        ----      ----     -----------
                                              (in thousands)
Goodwill  .........................  $14,331    $13,061       20-25
Customer lists  ...................    2,662      2,659       11-15
Non-compete  ......................      120        120           5
Trademarks  .......................      713        713          15
                                     -------    -------
                                      17,826     16,553
Accumulated amortization  .........    2,489      1,655
                                     -------    -------
  Total  .........................   $15,337    $14,898
                                     =======    =======

  The useful lives of the above intangible assets are estimated based upon, among other things, independent appraisals, history of operations acquired, terms of agreements and industry standards.

                          SIGHT RESOURCE CORPORATION

(5)   ACCRUED EXPENSES

  Accrued expenses consists of the following:

                                          Years Ended December 31
                                          -----------------------
                                               1998      1997
                                               ----      ----
                                                (in thousands)
Professional fees  ....................      $  118    $  308
Payroll and related cost  .............       1,505     1,671
Acquisition reserves and accruals  ....          --     1,863
Deferred revenue  .....................         161       161
Other  ................................       1,469     1,625
                                             ------    ------
                                             $3,253    $5,628
                                             ======    ======

(6)   DEBT

                                                                                                      Years Ended
                                                                                                      December 31
                                                                                                    ---------------
                                                                                                    1998       1997
                                                                                                    ----       ----
                                                                                                     (in thousands)
Notes payable, 7% interest rate, principal and interest due quarterly until March 31,
   2001  .......................................................................................    $ 263   $   --
Notes payable, 12% interest rate, principal and interest due monthly until January,
   2001  .......................................................................................       67       --
Unsecured notes payable, 7% interest rate, $400 paid on September 18, 1997 and $1,000 due on March 18, 1998; due on demand if the Company's cash balance is less than
   $2,800  .....................................................................................       --    1,000
                                                                                                    -----   ------
                                                                                                                 0
                                                                                                      330    1,000
Less current maturities  .......................................................................      146    1,000
                                                                                                    -----   ------
Long term debt, less current maturities  .......................................................    $ 184   $   --
                                                                                                    =====   ======

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

                          SIGHT RESOURCE CORPORATION

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

  Future minimum annual lease commitments for facilities and equipment for the five years subsequent to December 31, 1998 and in the aggregate are as follows:

                                                               Capital   Operating
                                                               -------   ---------
                                                                Leases     Leases
                                                                ------     ------
                                                                  (in thousands)
1999  ......................................................      $39     $ 5,394
2000  ......................................................       12       4,501
2001  ......................................................        2       3,579
2002  ......................................................       --       2,762
2003  ......................................................       --       2,233
Thereafter  ................................................       --       5,187
                                                                  ---     -------
Total minimum lease obligations  ...........................       53     $23,656
                                                                          =======
Less amount representing interest  .........................        6
                                                                  ---
Present value of net minimum capital lease obligations  ....       47
Less current maturities  ...................................       34
                                                                  ---
                                                                  $13
                                                                  ===

  Rental expenses charged to operations, including real estate taxes, common
  --------------------------------------------------------------------------
area maintenance and other expenses related to the leased facilities and
------------------------------------------------------------------------
equipment, were approximately $5,335,000, $4,500,000 and $2,592,000, for fiscal
-------------------------------------------------------------------------------
years 1998, 1997 and 1996, respectively.
----------------------------------------

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

                           SIGHT RESOURCE CORPORATION

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

                          SIGHT RESOURCE CORPORATION

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

                          SIGHT RESOURCE CORPORATION

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

  The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and as a result no compensation expense has been recorded for granted options. Had compensation costs been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

                                             1998         1997         1996
                                             ----         ----         ----
                                      (in thousands except for per share data)
Net loss  ............  as reported        $  (985)     $(2,004)     $(5,850)
                                           =======      =======      =======
                        pro forma          $(1,863)     $(2,370)     $(6,308)
                                           =======      =======      =======
Net loss per share ...  as reported        $ (0.11)     $ (0.46)     $ (0.78)
                                           =======      =======      =======
                        pro forma          $ (0.21)     $ (0.50)     $ (0.84)
                                           =======      =======      =======

==
  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants as follows:

                            1998          1997          1996
                            ----          ----          ----
Dividend Yield  ...         0.00%         0.00%         0.00%
Volatility  .......         91.1%         93.9%         63.9%
Interest Rate .....         5.50%         5.73%         6.41%
Expected Life  ....   8.12 years    7.97 years    6.00 years

  A summary of the stock option transactions follows:

                                                      Number of
                                                      ---------
                                       Shares       Shares Under     Weighted Average
                                       ------       ------------     ----------------
                                      Available        Option        Price per Share
                                      ---------        ------        ---------------
Balance, December 31, 1995  .....     336,767         661,133             $4.80
Increase in Plan  ...............     500,000              --                --
Canceled  .......................      42,600         (42,600)             5.16
Granted  ........................    (225,400)        225,400              6.46
Exercised  ......................          --         (20,700)             4.39
                                     --------       ---------             -----
Balance, December 31, 1996  .....     653,967         823,233              5.25
Canceled  .......................     154,600        (154,600)             4.67
Granted  ........................    (298,395)        298,395              4.13
Exercised  ......................          --        (138,332)             4.29
                                     --------       ---------             -----
Balance, December 31, 1997  .....     510,172         828,696              5.11
Canceled  .......................     217,666        (217,666)             5.08
Granted  ........................    (613,999)        613,999              3.43
Exercised  ......................          --         (20,000)             0.43
                                     --------       ---------             -----
Balance, December 31, 1998  .....     113,839       1,205,029             $4.15
                                     ========       =========             =====

  There were 557,200 and 405,561 shares exercisable under the Plan at December 31, 1998 and 1997, respectively.

                          SIGHT RESOURCE CORPORATION

  The weighted average fair value of options granted under the Plan was $2.90 and $3.53 for the years ended December 31, 1998 and 1997, respectively.

  The following table summarizes information about options outstanding as of December 31, 1998:

                               Options Outstanding                 Options Exercisable
                     --------------------------------------     ------------------------
                                     Weighted
                                     --------
                                      Average      Weighted       Number        Weighted
                                      -------      --------       ------        --------
    Range of           Number        Remaining      Average     Exercisable      Average
    --------           ------       ----------      -------     -----------      -------
    Exercise         Outstanding    Contractual    Exercise         at          Exercise
    --------         -----------    -----------    --------         --          --------
     Prices          at 12/31/98        Life         Price       12/31/98        Price
     ------          -----------        ----         -----       --------        -----
$0.00-$0.95  ......     15,000           3.9         $0.43        15,000         $0.43
$1.90-$2.85  ......     97,000           9.9         $2.00             0         $0.00
$2.85-$3.80  ......    224,999           9.3         $3.28        45,001         $3.53
$3.80-$4.75  ......    632,630           7.8         $4.12       300,800         $4.23
$4.75-$5.70  ......     54,900           5.9         $5.00        54,900         $5.00
$5.70-$6.65  ......    125,500           7.1         $6.43        88,833         $6.39
$6.65-$7.60  ......     52,000           6.5         $6.82        49,666         $6.83
$7.60-$8.55  ......      3,000           6.9         $7.81         3,000         $7.81
                     ---------                                  --------
                     1,205,029                                   557,200
                     =========                                  ========

(10)   INCOME TAXES

  Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

                                                                               Years Ended December 31
                                                                              -------------------------
                                                                              1998      1997       1996
                                                                              ----      ----       ----
                                                                                    (in thousands)
Computed "expected" tax benefit  .........................................   $ 305     $ 680     $ 1,989
Increase in tax benefit resulting from:
  State net operating loss and State tax deductions  .....................     137       111         338
Decrease in tax benefit resulting from:
  Other  .................................................................    (104)      (78)         (7)
  Increase in valuation allowance for deferred tax assets allocated to
    income tax expense  ..................................................    (408)     (738)     (2,345)
                                                                              -----    -----     -------
                                                                             $ (70)    $ (25)    $   (25)
                                                                             =====     =====     =======

                          SIGHT RESOURCE CORPORATION

  The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                         Years Ended
                                                         -----------
                                                         DECEMBER 31
                                                         -----------
                                                      1998         1997
                                                      ----         ----
                                                       (in thousands)
Deferred tax assets:
  Net operating loss carryforwards  .............  $ 7,513      $ 7,001
  Plant and equipment  ..........................      720          819
  Vacation accrual  .............................      201          181
  Bad debt reserve  .............................      259          107
  Other reserves  ...............................      117          761
                                                   -------      -------
     Gross deferred tax assets  .................    8,810        8,869
  Valuation allowance under SFAS 109  ...........   (8,810)      (8,869)
                                                   -------      -------
     Net deferred tax assets  ...................       --           --
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

  Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be allocated as follows:

                                                                                     Years Ended
                                                                                     -----------
                                                                                     DECEMBER 31
                                                                                     -----------
                                                                                   1998      1997
                                                                                   ----      ----
                                                                                  (in thousands)
Income tax benefit that would be reported in the statement of operations  ....    $8,171    $7,763
Charge to goodwill for recognition of acquired tax assets  ...................       639     1,106
                                                                                  ------    ------
                                                                                  $8,810    $8,869
                                                                                  ======    ======

  The net operating loss carryforwards ("NOLs") for federal and state tax purposes at December 31, 1998 are approximately $18,901,000 and $17,328,000 respectively and expire through 2018 and 2003, respectively.

                          SIGHT RESOURCE CORPORATION

(11)   SUPPLEMENTARY CASH FLOW INFORMATION

  The following represents supplementary cash flow information:

                                                              Years Ended December 31
                                                              -----------------------
                                                         1998        1997         1996
                                                         ----        ----         ----
                                                                   (in thousands)
Interest paid  ......................................   $   222      $   343      $   223
Non-cash financing activities:
Equity issued associated with
  Credit Agreement   ................................        --          180           --
Acquisitions:
Assets acquired  ....................................     3,949        5,623       10,266
Net liabilities assumed  ............................    (1,247)      (3,548)      (2,533)
Notes payable  ......................................      (350)          --       (1,400)
Common stock issued  ................................        (1)          --       (1,901)
Common stock issuable  ..............................        --           --         (432)
                                                        -------      -------      -------
Cash paid  ..........................................     2,351        2,075        4,000
Less cash acquired  .................................      (150)          --       (1,146)
                                                        -------      -------      -------
Net cash paid for acquisition  ......................   $ 2,201      $ 2,075      $ 2,854
                                                        =======      =======      =======


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

                          SIGHT RESOURCE CORPORATION

(13)   OPERATING SEGMENT AND RELATED INFORMATION

  The following table presents certain operating segment information.

                                                                  Laser Vision                             Consolidated
                                            Eye Care Centers    ------------------                      --------------------
                                          --------------------      Correction          All Other             Totals
                                                                ------------------  ------------------  --------------------
                                            1998       1997       1998      1997      1998      1997      1998       1997
                                            ----       ----       ----      ----      ----      ----      ----       ----
                                                                           (in thousands)
Revenues:
 External customers  ...................   $53,100    $42,510    $1,871    $2,066   $    --   $    --    $54,971    $44,576
Interest:
 Interest revenue  .....................         1         20        --        --       183       340        184        360
 Interest expense  .....................       (98)       (54)      (34)       --       (69)     (290)      (201)      (344)
                                           -------    -------    ------    ------   -------   -------    -------    -------
  Net interest revenue (expense)  ......       (97)       (34)      (34)       --       114        50        (17)        16
Depreciation and amortization  .........     2,426      1,971       113       164        57        48      2,596      2,183
Profit (loss) from operations  .........     1,423       (122)      253       (97)   (2,732)   (2,514)    (1,056)    (2,733)
Identifiable assets  ...................    28,644     26,700       587       624     2,914     7,183     32,145     34,507
Capital expenditures  ..................     1,316      1,808       296       140        --        --      1,612      1,948

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


                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


Item 14(a)(1). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS

  The Consolidated Financial Statements of Sight Resource Corporation are included in Item 8:

  --  Independent Auditors' Report

  --  Consolidated Balance Sheets as of December 31, 1998 and 1997

  -- Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

  -- Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

  -- Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

  --  Notes to Consolidated Financial Statements


ITEM 14(A)(2).   INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

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


                                  /s/   KPMG Peat Marwick LLP

                                  KPMG Peat Marwick LLP

Boston, Massachusetts
March 19, 1999

                          SIGHT RESOURCE CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            (dollars in thousands)


                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998

                                                                            Additions (Deductions)
                                                                            ----------------------
                                                              Balance         Charged
                                                              -------         -------
                                                                 at         (Credited) to                             Balance at
                                                             ----------     -------------                             ----------
                                                             Beginning       Costs and                                  End of
                                                             ----------      ---------                                  ------
                        Description                           of year        Expenses                   Other Net       Period
-----------------------------------------------------------  ----------     -----------                 ---------       -------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable  .......................   $  478           $  215                       $55        $  748
Valuation allowance for deferred tax assets  ..............    8,869              (59)                       --         8,810


                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997

                                                                            Additions (Deductions)
                                                                            ----------------------
                                                              Balance         Charged
                                                              -------         -------
                                                                 at         (Credited) to                             Balance at
                                                             ----------     -------------                             ----------
                                                             Beginning       Costs and                                  End of
                                                             ----------      ---------                                  ------
                        Description                           of year        Expenses                   Other Net       Period
-----------------------------------------------------------  ----------     -----------                 ---------       -------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable  .......................   $  353           $   97                       $28        $  478
Valuation allowance for deferred tax assets  ..............    7,600            1,269                        --         8,869


                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996

                                                                            Additions (Deductions)
                                                                            ----------------------
                                                              Balance         Charged
                                                              -------         -------
                                                                 at         (Credited) to                             Balance at
                                                             ----------     -------------                             ----------
                                                             Beginning       Costs and                                  End of
                                                             ----------      ---------                                  ------
                        Description                           of year        Expenses                   Other Net       Period
-----------------------------------------------------------  ----------     -----------                 ---------       -------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable  .......................   $  277           $   16                       $60        $  353
Valuation allowance for deferred tax assets  ..............    4,591            3,009                        --         7,600

ITEM 14(a)(3)   EXHIBITS

  The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report and such Exhibit Index is hereby incorporated herein by reference.


                                 EXHIBIT INDEX

Exhibit
-------
Number                                                    Description
------       ------------------------------------------------------------------------------------------------------
(3.1)        Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the
             Company's Registration Statement filed with the Securities and Exchange Commission on Form SB-2
             File No. 33-56668)

(3.2)*       By-Laws of the Company, as amended

(3.3)        Certificate of Designation for Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 1 of the Company's Report on Form 8-K filed with the Securities and Exchange
             Commission on May 13, 1997)

(3.4)        Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock
             (incorporated herein by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed with the
             Securities and Exchange Commission on December 9, 1997)

(4.1)        Article 4 of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the
             Company's Registration Statement filed with the Securities and Exchange Commission on Form SB-2
             File No. 33-56668)

(4.2)        Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 of the Company's
             Registration Statement filed with the Securities and Exchange Commission on Form SB-2 File No.
             33-56668)

(4.3)        Warrant Agreement dated August 24, 1994 between the Registrant and American Stock Transfer and
             Trust Company (incorporated herein by reference to Exhibit 4.5 of the Company's Registration
             Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

(4.4)        Form of Redeemable Warrant Certificate (included in 4.3 above)

(4.5)        Form of Class A Warrant (incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission as Exhibit 4.7)

(4.6)        Form of Class 1 (Mirror) Warrants (incorporated herein by reference to Exhibit 4.2 of the Company's
             Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 1997)

(4.7)        Form of Class II Warrants (incorporated herein by reference to Exhibit 4.3 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 1997)

(10.1)/1/    Employment Agreement, dated as of December 1, 1992, between the Registrant and William G.
             McLendon, as amended (incorporated by reference herein to Exhibit 10.5 of the Company's
             Registration Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-
             77030)

(10.2)/1/*    1992 Employee, Director and Consultant Stock Option Plan, as amended

(10.3)/1/    Employment Agreement for Stephen M. Blinn, as amended (incorporated by reference herein to
             Exhibit 10.18 of the Company's Registration Statement filed with the Securities and Exchange
             Commission on Form S-1 File No. 33-77030)

Exhibit
-------
Number                                                    Description
------       ------------------------------------------------------------------------------------------------------
(10.4)/1/    Employment Agreement, dated as of February 24, 1995, between the Registrant and Elliot S.
             Weinstock, O.D. (incorporated herein by reference to the Company's Form 10-K for the year ended
             December 31, 1994 filed with the Securities and Exchange Commission as Exhibit 10.9)

(10.5)/1/    Amendment Number 1 to Employment Agreement, dated as of January 2, 1997, between the
             Registrant and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 10.1 of the
             Company's Form 10-Q filed with the Securities and Exchange Commission on May 6, 1997)

(10.6)/1/*   Employment Agreement, dated as of January 26, 1998, between the Registrant and William T.
             Sullivan

(10.7)/1/*   Amendment No. 1 to Employment Agreement, dated as of December 4, 1998, between the
             Registrant and William T. Sullivan

(10.8)/1/    Letter Agreement, dated as of July 27, 1998, between the Registrant and William G. McLendon
             (incorporated herein by reference to Exhibit 10b of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1998)

(10.9)/1/    Letter Agreement, dated as of August 3, 1998, between the Registrant and Stephen M. Blinn
             (incorporated herein by reference to Exhibit 10c of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1998)

(10.10)/1/   Employment Agreement, dated as of August 17, 1998, between the Registrant and James W. Norton
             (incorporated herein by reference to Exhibit 10a of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1998)

(10.11)*     Form of Management Agreement between certain of the Registrant's subsidiaries and their related optometric professional corporations

(10.12)*     Form of Stock Restrictions and Pledge Agreement between certain of the Registrant's subsidiaries, their related optometric professional corporations and the nominee shareholders.

(10.13)      Asset Purchase Agreement dated February 24, 1995 between the Registrant, CEA Acquisition
             Corporation, Cambridge Eye Associates, Inc. and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange
             Commission on March 8, 1995)

(10.14)      Credit Agreement, dated February 20, 1997, between the Company and Creditanstalt Corporate
             Finance Corporation, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's
             Form 8-K filed with the Securities Exchange Commission on March 7, 1997)

(10.15)      Asset Purchase Agreement dated August 24, 1995 between the Registrant, Douglas Vision World, Inc.,
             S.J. Haronian, Kathleen Haronian, Lynn Haronian, Shirley Santoro and Tri-State Leasing Company
             (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 1995)

(10.16)      Asset Transfer and Merger Agreement dated as of July 1, 1996 by and among Sight Resource Corporation,
             E.B. Acquisition Corp., The E.B. Brown Optical Company, Brown Optical Laboratories, Inc., E.B. Brown
             Opticians, Inc., Gordon Safran and Evelyn Safran (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 3, 1996.)

(10.17)      Form of Rights Agreement dated as of May 15, 1997 between the Company and American Stock
             Transfer & Trust Company (incorporated herein by reference to Exhibit 1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 13, 1997)

Exhibit
-------
Number                                                    Description
------       ------------------------------------------------------------------------------------------------------
(10.18)      Stock Purchase Agreement dated as of July 1, 1997 by and among Marjory O. Greenberg, As
             Testamentary Executrix of the Succession of Tom I. Greenberg, Peter Brown, and Vision Plaza Corp.
             (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the
             Securities and Exchange Commission on November 12, 1997)

(10.19)      Promissory Note dated as of September 2, 1997 between Sight Resource Corporation and Mr.
             Stephen Blinn (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997)

(10.20)      Series B Convertible Preferred Stock Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 9, 1997)

(21)*        Subsidiaries of the Company

(27)*        Financial Data Schedule

----------------
* Previously filed with the Commission on March 31, 1999.

/1/    Management contract or compensatory plan, contract or arrangement.


ITEM 14(b)   REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Holliston, Massachusetts on August 26, 1999.


                                  Sight Resource Corporation


                                  By: /s/ William T. Sullivan
                                      -------------------------
                                      WILLIAM T. SULLIVAN
                                      President and Chief Executive Officer