Form 10-Q/A
period 1999-06-26
SIGHT RESOURCE CORP
filed 1999-08-27
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM  10-Q/A
                               (Amendment No.1)

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

          Effective January 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. The Company preliminarily recorded $450 in acquisition reserves, of which the Company provided a reserve of $400 for the potential closing of two stores and one laboratory, and a reserve of $50 for costs to sever administrative, store and laboratory personnel. During the second quarter, the Company further revised its plan and determined that no stores or laboratories would be closed. The $440 revision adjusted the acquisition reserves allocated to goodwill. At June 26, 1999, no amounts have been charged against the acquisition reserves. Thus, the preliminary acquisition reserves at June 26, 1999 are $10 relating to a reserve for potential costs to sever administrative personnel. The Company will finalize its plan by December 26, 1999.

          Effective April 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Kent Optical, Inc. and its associated companies (collectively "Kent"). The purchase price paid in connection with this acquisition was $5,209 in cash, $1,000 in notes payable over three years and 160,000 shares of common stock. Kent operated 28 eye care centers in Michigan. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. Total preliminary acquisition reserves at June 26, 1999 are $115, of which the Company provided a reserve of $85 for the potential costs to sever administrative or store personnel and $30 for the potential closing of two stores. At June 26, 1999, no amounts have been charged against the acquisition reserves. The Company intends to finalize its plan by December 26, 1999. Any further revisions to the plan will adjust the acquisition reserves allocated to goodwill.

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

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits

                 Exhibit
                   No.            Title
                  ----            -----

                 27*              Financial Data Schedule


             ---------------------
             * Previously filed with the Commission on August 9, 1999.

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

                                    Sight Resource Corporation




Date:       August 26, 1999         By: /S/ WILLIAM T. SULLIVAN
            ---------------         -------------------------------------
                                    William T. Sullivan
                                    President and Chief Executive Officer
                                    (principal executive officer)