Form 10-Q
period 1999-09-25
SIGHT RESOURCE CORP
filed 1999-11-08
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended September 25, 1999  Commission File Number 0-21068
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                          Yes   X    No  ______
                                                             ------

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On October 23, 1999, 9,225,952 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                                                      TOTAL PAGES             23
                                                      EXHIBIT INDEX AT PAGE   22

                          Sight Resource Corporation
                                     Index



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1   Financial Statements

         Consolidated Balance Sheets as of September 25, 1999 and
         December 31, 1998                                                    3

         Consolidated Statements of Operations for the Three
         and Nine Months Ended September 25, 1999 and September 30, 1998      4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 25, 1999 and September 30, 1998               5

         Notes to Consolidated Financial Statements                           6


Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               15

Item 3   Quantitative and Qualitative Disclosures About Market Risk          21

PART II. OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                           22

Item 6   Exhibits and Reports on Form 8-K                                    22

         Signatures                                                          23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                                  September 25       December 31,
                                                                                      1999               1998
                                                                                --------------     --------------
                                                                                  (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                    $          774     $        1,860
   Accounts receivable, net of allowance
     of $1,750 and $748, respectively                                                    3,995              2,658
   Inventories                                                                           6,815              4,584
   Prepaid expenses and other current assets                                               559                377
                                                                                --------------     --------------
      Total current assets                                                              12,143              9,479
                                                                                --------------     --------------

Property and equipment                                                                  14,337             13,217
Less accumulated depreciation                                                           (8,541)            (7,077)
                                                                                --------------     --------------
      Net property and equipment                                                         5,796              6,140
                                                                                --------------     --------------

Other assets:
   Intangible assets, net                                                               23,741             15,337
   Other assets                                                                            918              1,189
                                                                                --------------     --------------
     Total other assets                                                                 24,659             16,526
                                                                                --------------     --------------
                                                                                $       42,598     $       32,145
                                                                                ==============     ==============

Liabilities & Stockholders' Equity
Current liabilities:
   Revolver notes payable                                                       $          986     $          ---
   Current portion of long term debt                                                     1,585                146
   Current portion of capital leases                                                        37                 34
   Accounts payable                                                                      3,426              2,870
   Accrued expenses                                                                      2,520              3,253
                                                                                --------------     --------------
      Total current liabilities                                                          8,554              6,303
                                                                                --------------     --------------

Non-current liabilities:
  Long term debt, less current  maturities                                               7,151                184
  Capital leases                                                                             9                 13
  Other liabilities                                                                         34                151
                                                                                --------------     --------------
     Total non-current liabilities                                                       7,194                348
                                                                                --------------     --------------

Series B redeemable convertible preferred stock
      1,452,119 shares issued                                                            6,535              6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares of Series A issued and outstanding                                  ---                ---
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 9,225,952 at September 25, 1999
     and 8,936,330 at  December 31, 1998                                                    93                 90
   Additional paid-in capital                                                           38,153             36,847
   Common stock issuable, 71,181 shares at December 31, 1998                               ---                432
   Treasury stock at cost, 30,600 shares at September 25,
      1999 and December 31, 1998                                                          (137)              (137)
   Unearned compensation                                                                    (7)               (22)
   Accumulated deficit                                                                 (17,787)           (18,251)
                                                                                --------------     --------------
      Total stockholders' equity                                                        20,315             18,959
                                                                                --------------     --------------
                                                                                $       42,598     $       32,145
                                                                                ==============     ==============

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Operations
                (In thousands, except share and per share data)

                                                            Three Months Ended                        Nine Months Ended
                                                 --------------------------------------      -------------------------------------
                                                   September 25,         September 30,         September 25,       September 30,
                                                       1999                  1998                  1999                 1998
                                                 --------------------------------------      -------------------------------------
                                                                (Unaudited)                               (Unaudited)
Net revenue                                      $         18,160      $         14,299      $          51,506     $        42,377

Cost of revenue                                             5,871                 4,877                 16,711              14,700
                                                 ----------------      ----------------      -----------------     ---------------

  Gross profit                                             12,289                 9,422                 34,795              27,677

Selling, general and administrative expenses               12,136                 9,265                 33,630              27,471
                                                 ----------------      ----------------      -----------------     ---------------

Income from operations                                        153                   157                  1,165                 206
                                                 ----------------      ----------------      -----------------     ---------------

Other income (expense)
  Interest income                                              16                    34                     77                 162
  Interest expense                                           (203)                  (45)                  (447)               (141)
  Gain on sale of assets                                       58                   ---                     58                  69
  Write off of deferred financing costs                       ---                   ---                   (323)                ---
                                                 ----------------      ----------------      -----------------     ---------------
    Total other income (expense)                             (129)                  (11)                  (635)                 90
                                                 ----------------      ----------------      -----------------     ---------------

    Income before income tax expense                           24                   146                    530                 296

Income tax expense                                             21                     3                     66                  63
                                                 ----------------      ----------------      -----------------     ---------------

Net income                                       $              3      $            143      $             464     $           233
                                                 ================      ================      =================     ===============

Net earnings per common share:
    Basic                                        $           0.00      $           0.02      $            0.05     $          0.03
                                                 ================      ================      =================     ===============
    Diluted                                      $           0.00      $           0.01      $            0.04     $          0.02
                                                 ================      ================      =================     ===============

Weighted average number of common shares
outstanding used to compute net earnings per
common share:
    Basic                                               9,224,008             8,890,000              9,166,081           8,853,000
                                                 ================      ================      =================     ===============
    Diluted                                            10,799,716            10,380,000             10,703,908          10,352,000
                                                 ================      ================      =================     ===============

          See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                    Nine Months Ended
                                                                           September 25,          September 30,
                                                                               1999                    1998
                                                                          --------------------------------------
                                                                                        (unaudited)
Operating activities:
   Net income                                                             $           464         $          233
   Adjustments to reconcile net income to net cash
         used in operating activities:
      Depreciation and amortization                                                 2,688                  1,952
      Amortization and write off of deferred                                          347                     --
       financing costs
      Amortization of unearned compensation                                            15                     --
      Adjustments to goodwill                                                         111                     --
      Gain on sale of assets                                                          (58)                   (69)
      Changes in operating assets and liabilities:
         Accounts receivable                                                           25                 (1,408)
         Inventories                                                               (1,103)                   270
         Prepaid expenses and other current assets                                   (149)                   176
         Accounts payable and accrued expenses                                     (2,866)                (1,350)
                                                                          ---------------         --------------
             Net cash used in operating activities                                   (526)                  (196)
                                                                          ---------------         --------------

Investing activities:
   Purchases of property and equipment                                               (855)                (1,183)
   Net payments for acquisitions                                                   (6,419)                (2,351)
   Proceeds from sale of assets                                                       ---                    112
   Other assets                                                                       370                     48
                                                                          ---------------         --------------
         Net cash used in investing activities                                     (6,904)                (3,374)
                                                                          ---------------         --------------

Financing activities:
   Principal payments                                                              (2,770)                (1,058)
   Proceeds from notes                                                              9,234                    ---
   Proceeds from issuance of stock                                                      2                    127
   Other liabilities                                                                 (122)                    (7)
                                                                          ---------------         --------------
            Net cash provided by (used in) financing activities                     6,344                   (936)
                                                                          ---------------         --------------

Net decrease in cash and cash equivalents                                          (1,086)                (4,506)

Cash and cash equivalents, beginning of period                                      1,860                  6,076
                                                                          ---------------         --------------

Cash and cash equivalents, end of period                                  $           774         $        1,570
                                                                          ===============         ==============

Supplemental cash flow information:
    Interest paid                                                         $           351         $          162
    Income taxes paid                                                                 102                     42

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

         Effective January 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. The Company preliminarily recorded $450 in acquisition reserves, of which the Company provided a reserve of $400 for the potential closing of two stores and one laboratory, and a reserve of $50 for costs to sever administrative, store and laboratory personnel. During the second quarter, the Company further revised its plan and determined that no stores or laboratories would be closed. The $440 revision adjusted the acquisition reserves allocated to goodwill. At September 25, 1999, no amounts have been charged against the acquisition reserves. Thus, the preliminary acquisition reserves at September 25, 1999 are $10 relating to a reserve for potential costs to sever administrative personnel. The Company will finalize its plan by December 26, 1999.

         Effective April 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Kent Optical, Inc. and its associated companies (collectively "Kent"). The purchase price paid in connection with this acquisition was $5,209 in cash, $1,000 in notes payable over three years and 160,000 shares of common stock. Kent operated 28 eye care centers in Michigan. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. Total preliminary acquisition reserves at September 25, 1999 are $115, of which the Company provided a reserve of $85 for the potential costs to sever administrative or store personnel and $30 for the potential closing of two stores. At September 25, 1999, no amounts have been charged against the acquisition reserves. The Company intends to finalize its plan by March 25, 2000.

                          Sight Resource Corporation
                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

         Any further revisions to the plan will adjust the acquisition reserves allocated to goodwill.

(2) Summary of Significant Accounting Policies
    (a)  Basis of Presentation
         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of September 25, 1999 and the results of its operations and cash flows for the three and nine months ended September 25, 1999 and September 30, 1998.

         The Company's fiscal year ends on the last Saturday in December. Each quarter represents a 13 week period, except during a 53-week year. Fiscal years 1999 and 1998 are 52 weeks. Prior to 1999, for convenience, the Company reported the quarter and year ending dates as the month end date. Beginning with the first quarter of 1999 and henceforth, the Company has and will continue to report the fiscal period end date, not the month end date.

         The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    (b)  Principles of Consolidation
         The Company's results of operations include the accounts of the Company, its wholly-owned subsidiaries and three professional corporations ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. Under the Pledge Agreement, the purchase price for a sale of the stock of each PC is equal to the aggregate book value of such PC, which will always be a nominal cost because each PC operates at an almost break-even level generating a nominal profit, if any at all. All significant intercompany balances and transactions have been eliminated.

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

                          Sight Resource Corporation
                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

      The following table provides a reconciliation of the numerators and denominators of the computations of Basic EPS and Diluted EPS for the three months and nine months ended September 25, 1999 and September 30, 1998:

                                                           Three Months Ended               Nine Months Ended
                                                      September 25,    September 30,    September 25,     September 30,
                                                           1999             1998            1999              1998
                                                           ----             ----            ----              ----
Basic Income Per Share
Net income                                            $          3     $         143    $          464    $         233
                                                      ------------     -------------    --------------    -------------
Net income available to common shareholders           $          3     $         143    $          464    $         233
                                                      ============     =============    ==============    =============
Weighted average common shares outstanding               9,224,000         8,890,000         9,166,000        8,853,000
Net income per share                                  $       0.00     $        0.02    $         0.05    $        0.03
                                                      ============     =============    ==============    =============

Diluted Income Per Share
Net income                                            $          3     $         143    $          464    $         233
                                                      ------------     -------------    --------------    -------------
Net income available to common shareholders           $          3     $         143    $          464    $         233
                                                      ============     =============    ==============    =============
Weighted average common shares outstanding               9,224,000         8,890,000         9,166,000        8,853,000
Convertible preferred stock                              1,452,000         1,452,000         1,452,000        1,452,000
Options and warrants                                       124,000            38,000            88,000           47,000
                                                      ------------     -------------    --------------    -------------
Weighted average common shares outstanding and
   potential diluted shares                             10,800,000        10,380,000        10,704,000       10,352,000
                                                      ============     =============    ==============    =============
Net income per share                                  $       0.00     $        0.01    $         0.04    $        0.02
                                                      ============     =============    ==============    =============

                Sight Resource Corporation
            Notes to Consolidated Financial Statements
          (In thousands, except share and per share data)


(3)  Debt

                                                         September 25,        December 31,
                                                             1999                 1998
                                                      -----------------    ----------------
  Short-term borrowings consist of the following:

  Bank revolver loan payable, variable interest rate
  (7.31% at 9/25/99), interest due monthly              $             975    $              0

  Bank line of credit note payable, 8.75% interest
  rate, principal and interest due monthly until
  November, 1999                                                       11                   0
                                                        -----------------    ----------------
                                                        $             986    $              0
                                                        =================    ================

  Long-term debt consists of the following:

  Bank term loan payable, variable interest rate
  (7.63% at 9/25/99), principal due monthly beginning
  October, 1999, and interest due monthly until April,
  2006                                                  $           7,000    $              0

  Unsecured notes payable, 7.5% interest rate,
  principal due annually and interest due quarterly
  until April, 2002                                                 1,000                   0

  Unsecured notes payable, 7.5% interest rate,
  principal due annually and interest due quarterly
  until January, 2002                                                 300                   0

  Unsecured notes payable, with interest rates of
  between 8 and 9%, principal and interest due
  monthly until June, 2010                                            217                  20

  Unsecured note payable, 7% interest rate, principal
  and interest due quarterly until March 31, 2001                     175                 263

  Unsecured note payable, 12% interest rate, principal
  and interest due monthly until January, 2001                         44                  67
                                                        -----------------    ----------------
                                                                    8,736                 330
  Less current maturities                                           1,585                 146
                                                        -----------------    ----------------
  Long term debt, less current maturities               $           7,151    $            184
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

The term loan facility bears interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bears interest at the bank's prime rate or LIBOR plus 2.0% at the Company's election. Amounts borrowed under the 1999 Agreement will be used to finance future acquisitions, retire existing bank debt, provide ongoing working capital and/or for other general corporate purposes. As of September 25, 1999, $7,000 was borrowed on the term loan and $975 was borrowed on the revolving credit facility.

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

In 1995 and 1996, as part of acquisitions made, one of the Company's subsidiaries issued a note bearing interest at 8% and two non-interest bearing notes to the sellers. For financial reporting purposes, interest of 9% has been imputed on the non-interest bearing notes. The interest bearing note with a value at September 25, 1999 of $43 will be due in August, 2006. The other non-interest bearing notes have principal and interest payments due monthly until June, 2010.

One of the Company's subsidiaries has a bank line of credit secured by accounts receivable, inventory and equipment. As of September 25, 1999, $11 was borrowed under this facility.

                           Sight Resource Corporation
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)

No additional borrowings will be made on this credit facility. Principal payments of approximately $6 and interest at 8.75% annually are due monthly until November, 1999.


(4) Segment Reporting

The following tables present certain operating segment information.

For the three months ended September 25, 1999 and September 30, 1998:


                                 Eye Care                  Laser Vision                                           Consolidated
                                 Centers                    Correction                 All Others                    Totals
                            1999          1998          1999          1998         1999          1998          1999          1998
                          --------      --------      --------      --------     --------      --------      --------      --------
Revenues:
   External Customers     $ 17,619      $ 13,713      $    541      $    586     $      0      $      0      $ 18,160      $ 14,299

Interest:
   Interest income               0             0             0             0           16            34            16            34
   Interest expense             (9)          (30)           (2)            0         (192)          (15)         (203)          (45)
                          --------      --------      --------      --------     --------      --------      --------      --------
       Net interest
       income/(expense)         (9)          (30)           (2)            0         (173)           19          (187)          (11)

Depreciation and
Amortization                   865           669            29            36           39            12           933           717

Income/(loss) from
operations                   1,236           564           173           139       (1,256)         (546)          153           157

Identifiable assets         31,703        30,495           437           793       10,458         2,605        42,598        33,893

Capital expenditures           404           433             0           109           50            38           454           580



For the nine months ended September 25, 1999 and September 30, 1998:


                                 Eye Care                  Laser Vision                                           Consolidated
                                 Centers                    Correction                 All Others                    Totals
                            1999          1998          1999          1998         1999          1998          1999          1998
                          --------      --------      --------      --------     --------      --------      --------      --------
Revenues:
   External Customers     $ 49,646      $ 41,028      $  1,860      $  1,349     $      0      $      0      $ 51,506      $ 42,377

Interest:
   Interest income               0             0             0             0           77           162            77           162
   Interest expense            (41)          (80)           (5)            0         (401)          (61)         (447)         (141)
                          --------      --------      --------      --------     --------      --------      --------      --------
       Net interest
       income/(expense)        (41)          (80)           (5)            0         (324)          101          (370)           21

Depreciation and
Amortization                 2,480         1,846            97            75          111            31         2,688         1,952

Income/(loss) from
operations                   3,861         1,808           690           170       (3,386)       (1,772)        1,165           206

Identifiable assets         31,703        30,495           437           793       10,458         2,605        42,598        33,893

Capital expenditures           743           907             0           238          112            38           855         1,183

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

Overview

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of September 25, 1999, the Company's operations consisted of 131 eye care centers, with four regional optical laboratories and distribution centers, making the Company one of the fifteen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services. In addition, as of September 25, 1999 the Company operated one laser vision correction ("LVC") center.

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


Results of Operations

Three Months and Nine Months Ended September 25, 1999 and September 30, 1998

Net Revenue. During the three months ended September 25, 1999, the Company generated net revenue of approximately $17.6 million and $0.5 million from the operation of its 131 eye care and two LVC centers, respectively, as compared to net revenue of approximately $13.7 million and $0.6 million from its 93 eye care and three LVC centers, respectively, for the three months ended September 30, 1998.

Net revenues for the first nine months of fiscal 1999 were $49.6 million and $1.9 million from the operations of its eye care centers and LVC centers, respectively, as compared to the net revenue of $41.0 million and $1.3 million from its eye care centers and LVC centers for the comparable period of fiscal 1998. The $3.9 million or 27.0% increase in total net revenue for the three months ended September 25, 1999 relates primarily to the additional 38 eye care centers acquired since January, 1999. The $9.1 million or 21.5% increase in total net revenue for the first nine months of fiscal 1999 relates primarily to the additional 38 eye care centers acquired since January 1999 and to the nine eye care centers acquired effective April 1, 1998.

Cost of Revenue. Cost of revenue increased from approximately $4.6 million and $0.3 million from the operation of the 93 eye care and three LVC centers, respectively, for the three months ended September 30, 1998 to approximately $5.6 million and $0.3 million from the operation of the 131 eye care and two LVC centers, respectively, for the three months ended September 25, 1999. Total cost of revenue as a percentage of net revenue decreased from 34.1% for the three months ended September 30, 1998 to 32.3% for the three months ended September 25, 1999. Cost of revenue increased from $13.9 million and $0.8 million from operations of the eye care centers and LVC centers for the first nine months of 1998 to $15.7 million and $1.0 million for the first nine months of 1999. Cost of revenue as a percentage of net revenue decreased from 34.7% for the nine months ended September 30, 1998, to 32.4% for the nine months ended September 25, 1999. The improvement as a percentage of net revenue primarily reflects the realization of purchase economies, less sales price discounting, and, to a lesser extent, some small retail price increases. Cost of revenue principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to customers of the Company and (ii) the cost of delivering LVC services, including depreciation and maintenance on excimer lasers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to approximately $12.1 million and $33.6 million for the three months and nine months ended September 25, 1999 from approximately $9.3 million and $27.5 million for the three and nine months ended September 30, 1998. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers in the first three quarters of fiscal 1999 as compared to the same periods in fiscal 1998.
Selling, general and administrative expense, as a percentage of net revenue, increased from 64.8% for the three months ended September 25, 1999, to 66.8% for the comparable period in 1998, and from 64.8% for the nine months ended September 25, 1999, to 65.3% for the comparable period in 1998.

Other Income and Expense. Interest income decreased from $16,000 and $77,000 for the three and nine months ended September 25, 1999, respectively, to $34,000 and $162,000 for the three and nine months ended September 30, 1998, respectively. This decrease resulted from the investment of a lower average cash and cash equivalents balance during the first three quarters of 1999 as compared to the same period in 1998. Interest expense increased to $203,000 and $447,000 for the three and nine months ended September 25, 1999, respectively, from $45,000 and $141,000 for the three and nine months ended September 30, 1998, respectively. The increase is primarily associated with a higher average balance of debt outstanding during the first three quarters of 1999 as compared to the same periods in 1998. The sale of certain ophthalmic equipment during the nine months ended September 30, 1998 generated a gain of approximately $69,000. Disposals of equipment during the three and nine months ended September 25, 1999, generated a gain of approximately $58,000.

Income Taxes. The effective tax rate includes the utilization of net operating loss carry forwards and the amounts for state income taxes. The effective tax rate for the three quarters ended September 25, 1999 was lower than the effective rate for the same period in 1998 due to a lower effective state tax rate.

Net Income. The Company realized net income of $3,000 or $0.00 per share on a basic and diluted basis for the three months ended September 25, 1999, as compared to net income of $143,000 or $0.02 per share on a basic basis and $0.01 per share on a diluted basis for the comparable period last year. The Company realized net income of $464,000 or $0.05 per share basic and $0.04 per share diluted for the nine months ended September, 1999, as compared to net income of $233,000 or $0.03 per share on a basic basis and $0.02 per share on a diluted basis for the comparable period last year.

Liquidity and Capital Resources

At September 25, 1999, the Company had approximately $0.8 million in cash and cash equivalents and working capital of approximately $3.6 million, in comparison to approximately $1.9 million in cash and cash equivalents and working capital of approximately $3.2 million as of December 31, 1998. As compared to December 31, 1998, current assets have increased by $2.7 million and current liabilities have increased by $2.3 million. The overall increase in working capital is primarily due to the net effect of the purchases of the nine Shawnee Optical eye care centers effective January 1, 1999, and the 28 Kent Optical eye care centers effective April 1, 1999.

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

As of September 25, 1999, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                     Securities        Potential
                                                              Outstanding         Proceeds
------------------------------------------------------------------------------------------
Class II Warrants                                                 290,424        2,032,968
Bank Austria AG (f/k/a Creditanstalt) Warrants                    150,000          694,000
Representative Warrants                                           170,000        1,400,000
                                                                              ------------
                                                                              $  4,126,968
                                                                              ============

As of September 25, 1999, the Company also has outstanding 350,124 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of such outstanding existing warrants and options. The holder of the Class I Warrants is obligated to exercise such Class I Warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of the Class I Warrants cannot be estimated at this time.

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

On April 15, 1999, the Company entered into a Credit Agreement (the "1999 Agreement") with a bank pursuant to which the Company can borrow $10.0 million on an acquisition line of credit, $7.0 million on a term loan basis and $3.0 million on a revolving line of credit basis, subject to certain performance criteria and a asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bears interest at either the bank's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the Company's election. The term loan facility bears interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bears interest at the bank's prime rate or LIBOR plus 2.0% at the Company's election. Amounts borrowed under the 1999 Agreement will be used to finance future acquisitions, retire existing bank debt, provide ongoing working capital and/or for other general corporate purposes. As of September 25, 1999, $7.0 million was borrowed on the term loan and $0.975 million was borrowed on the revolving credit facility.

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


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133, which becomes effective for the Company in its fiscal year ending December 30, 2000 is not expected to have a material impact on the consolidated financial statements of the Company. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities", which amended the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.


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

The Company has completed its assessment of critical internal systems, which include customer service, customer order entry, lab operations, purchasing and financial situations. The Company has surveyed, by written questionnaire, its principal vendors, customers and others on whom it relies to assure that their systems will be Year 2000 compliant, and that they will be able to continue their business with the Company without interruption. The Company has received written confirmation of Year 2000 compliance from vendors and suppliers of its
(i) point of sale system, (ii) general ledger software system, (iii) laser vision correction equipment, (iv) laboratory finishing equipment, and (v) corporate headquarters telecommunications systems.

The Company has completed the remediation phase of its critical internal systems and has substantially completed the applicable testing and verification phase, however no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant. The Company has drafted a contingency plan in the event normal operations are interrupted as a result of Year 2000 issues. Certain precautionary measures are considered in the contingency plan, including restricting vacation schedules in January, 2000, increasing inventory levels and manually processing key financial documents and other operations. Contingency plan testing has been completed. Policy and procedure manuals will be distributed during the fourth quarter.

The Company estimates costs to become Year 2000 compliant will be approximately $75,000, however, no assurance can be given that the ultimate costs required to address the Year 2000 issue will not exceed such amount.

The Company has converted all of its existing eye care centers to the new point of sale system, which the Company has received written confirmation is Year 2000 compliant, except for the nine recently acquired Shawnee and 28 recently acquired Kent locations. The Company expects to convert the Shawnee and Kent locations to a point-of-sale system during 2000, however, because Shawnee's and Kent's order-entry system is currently manual, the Year 2000 issue will not impact operations at these locations.

The Company believes that there are multiple sources of supply in the industry and the failure of some vendors to remediate Year 2000 issues would not disrupt the supply chain. The Company provides managed primary eye care benefits to more than fifty organizations. Presently, the Company files electronically with one of its largest third party providers. The Company manually files paper claims with the other organizations. Where possible, the Company intends to file electronically with these other companies. If Year 2000 issues do not permit electronic filing, the Company believes that it can revert back to manually processing paper claims.

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

PART II.  OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds

          (a) Not applicable.

          (b) Not applicable.

          (c) (1) Securities sold. On September 9, 1999 the Company issued a total of 5,000 shares (the "Option Shares") of its Common Stock, par value $0.01 per share.

              (2) Underwriters and other purchasers. No underwriters were involved in the transaction listed above. The Company issued the Option Shares pursuant to the exercise of a stock option held by a former employee.

              (3) Consideration. The Option Shares were issued at an exercise price of $0.43 per share for an aggregate exercise price of $2,150.

              (4) Exemption from registration claimed. The Option Shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, because the above transaction did not involve any public offering by the Company.

              (5) Terms of conversion or exercise. Not applicable. Use of proceeds. Not applicable.

              (6) Use of proceeds. Not applicable.

          (d) Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit
               No.            Title
               ---            -----
               27             Financial Data Schedule

          (b) Reports on Form 8-K.

              An amendment on Form 8-K/A was filed on July 6, 1999 to amend the Current Report on Form 8-K, dated April 15, 1999, to provide the audited financial statements and pro forma financial information required in connection with the acquisition by the Company of Kent Optical, Inc. and its affiliated companies.

              A second amendment on Form 8-K/A was filed on August 27, 1999 to further amend the Current Report on Form 8-K, dated April 15, 1999, to revise the audited financial statements and pro forma financial information previously provided in connection with the acquisition by the Company of Kent Optical, Inc. and its affiliated companies.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sight Resource Corporation




Date:       November 8, 1999        By: /s/ William T. Sullivan
            ________________            __________________________
                                    William T. Sullivan
                                    President and Chief Executive Officer
                                    (principal executive officer)




Date:       November 8, 1999        By: /s/ James W. Norton
            ________________            __________________________
                                    James W. Norton
                                    Chief Financial Officer
                                    (principal financial officer)