Form 10-K405
period 1999-12-25
SIGHT RESOURCE CORP
filed 2000-03-31
CIK 895651

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

           |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 25, 1999,
                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to

                        Commission file number: 0-21068

                          SIGHT RESOURCE CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                       04-3181524
     (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 20, 2000, was approximately $15,591,858, based on the last sale price as reported by NASDAQ.

As of March 20, 2000, the registrant had 9,225,952 shares of common stock outstanding, which does not include 30,600 shares held as treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000.

                                     PART I

Item 1. Business

General

     Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of December 25 1999, the Company's operations consisted of 130 eye care centers, with two regional optical laboratories and three distribution centers, making it one of the fifteen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Vision Plaza, Vision World, Shawnee Optical and Kent Optical. The Company also provides or, where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide vision related professional services. In addition, during 1999 the Company operated two laser vision correction ("LVC") centers. However, in August, 1999, the Company closed one center and in December, 1999, closed the other center.

Acquisition History and Strategy

     Effective January 1, 1995, the Company acquired the assets of Cambridge Eye Associates, Inc. ("Cambridge Eye"), an optometric practice which, at December 25, 1999, operated 23 primary eye care centers, principally in Massachusetts. The assets and liabilities of Cambridge Eye were acquired from a Company by the same name (Cambridge Eye Associates, Inc.) owned by Elliot S. Weinstock, O.D. as the sole stockholder. Following the acquisition, Cambridge Eye entered into a management services contract with Optometric Providers, Inc. ("Optometric Providers"), a corporation established to employ the optometrists previously employed by the acquired company.

     Effective July 1, 1995, the Company acquired the assets of Douglas Vision World, Inc. ("Vision World"), a company which, at December 25, 1999, operated seven primary eye care centers in Rhode Island. The assets and liabilities of Vision World were acquired from a company by the same name (Douglas Vision World, Inc.) owned by Kathleen Haronian, Lynn Haronian and Shirley Santoro. Following the acquisition, Vision World entered into a management services contract with Optometric Care, Inc. ("Optometric Care"), a professional corporation established to employ the optometrists previously affiliated with the acquired company.

      Effective July 1, 1996, the Company acquired the assets and liabilities of three companies, the E.B. Brown Optical Company, Brown Optical Laboratories, Inc. and E.B. Brown Opticians, Inc. (collectively, "E.B. Brown"), all owned by Gordon and Evelyn Safran. At December 25, 1999, E. B. Brown operated 36 eye care centers in Ohio and western Pennsylvania. Independent optometrists are associated with all E.B. Brown eye care centers; therefore, the Company does not record revenue from the provision of vision related medical services at these locations. The Company may add optometrists to the staffs of several of its eye care centers in Ohio and Pennsylvania. To accomplish this, it may be necessary to enter into management services contracts with professional corporations established to employ these optometrists.

     Effective July 1, 1997, the Company acquired all of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a Vision Plaza)("Vision Plaza"). At December 25, 1999, Vision Plaza operated 15 primary eye care centers and two specialty eyewear centers in Louisiana and Mississippi. Following the acquisition, Vision Plaza entered into a management services contract with Dr. John Musselman, a Professional Corporation ("Musselman"), a corporation established to employ the optometrists previously employed by the acquired company.

     Effective April 1, 1998, the Company acquired all of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). At December 25, 1999, Eyeglass Emporium operated nine primary eye care centers in northwest Indiana. Independent optometrists are associated with all Eyeglass Emporium eye care centers, therefore, the Company does not record revenue from the provision of vision related medical services at these locations.

     Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). At December 25, 1999, Shawnee operated nine primary eye care centers in western Pennsylvania and central Ohio. Independent optometrists are associated with all Shawnee eye care centers, therefore, the Company does not record revenue from the provision of vision related medical services at these locations.

     Effective April 1, 1999, the Company acquired all of the outstanding shares of Kent Optical, Inc. and its associated companies (collectively, "Kent"). At December 25, 1999, Kent operated 29 eye care centers in Michigan. Kent leases optometrists from a subcontractor and records revenue from the provision of vision related medical services by these optometrists.

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

Current Operations

   Eye Care Centers

     The Company's 130 eye care centers are located in major shopping malls, strip shopping centers, urban locations and free-standing buildings and generally are clustered within discrete market areas so as to maximize the benefit of advertising strategies and to minimize the cost of supervising operations. The Company's centers in Massachusetts, Rhode Island, Ohio and Louisiana are leading providers of prescription and non-prescription eye care products and services in those markets. In addition, the Company's eye care centers in Indiana, New Hampshire, Pennsylvania, Mississippi and Michigan are leading providers in their local markets.

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

     Each eye care center in Massachusetts, New Hampshire, Rhode Island, Indiana, Louisiana, Mississippi, Pennsylvania and Michigan is staffed by one or more licensed optometrists, a manager and a number of trained eye care technicians and/or licensed opticians. The Company intends to continue to add optometrists to several of its eye care centers in Ohio and Pennsylvania.

   Centralized Optical Laboratories and Distribution Centers

     To meet the volume needs of the eye care centers for certain prescription eyeglass lenses and the delivery needs of each center's customers, the Company operates two regional optical laboratories and three distribution centers. The regional optical laboratories provide complete laboratory services to the Company's eye care centers, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution centers provide and maintain an inventory of all accessories and supplies necessary to operate the primary eye care centers in their regions, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. The Company is not dependent on any one supplier. Management believes that the regional optical laboratories and distribution centers have the capacity to accommodate additional multi-site eye care centers.


   Management Information and Financial Systems

     In 1998, the Company completed the first stage of testing and installation of software associated with a new point of sale system and perpetual inventory system for its primary eye care centers, regional optical laboratories and distribution centers. The Company completed the installation of the new point of sale system in its New England eye care chains in the Fall of 1998. In 1999, the Company completed the installation of the system in all other chains except Shawnee and Kent and anticipates the installation of the system to be completed in Shawnee and Kent during 2000. The Company believes that the new system will facilitate the processing of customer sales information and replenishment of inventory by passing such information, including customer specific orders, to the Company's home office, and its regional optical laboratories and distribution centers for further processing. When the Company acquires additional eye care chains, it intends to integrate those chains into the new system or a similar compatible system.

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

     As of December 25, 1999, the Company provided managed primary eye care benefits to more than 50 organizations in the markets served by its chains, including private companies, unions and leading health maintenance organizations. The Company believes that its buying power, regional laboratories, in-center optometrists, and broad outreach within its markets, enable it to deliver consistent, quality eyewear and primary eye care at competitive prices, thereby positioning the Company to achieve a leadership position in managed primary eye care in its markets.

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

   Stock Restrictions and Pledge Agreements

     The outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of the respective MSO. Set forth below is a chart identifying each PC, the nominee shareholder for each PC and the total number of employees for each PC as of the end of fiscal 1999:

               Name of PC                                 Nominee Shareholder            No. of Employees
               ----------                                 -------------------            ----------------
Optometric Providers, Inc. ..........................     Alerino Iacobbo, O.D.                31 persons

Optometric Care, Inc.................................     Alerino Iacobbo, O.D.                 9 persons

Dr. John Musselman, a Professional Corporation.......      John Musselman, O.D.                24 persons

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

   Laser Vision Correction Services

     During 1999, the Company operated two laser vision correction ("LVC") centers in association with selected ophthalmic surgical providers. However, in August 1999, the Company closed one center and in September 1999, sold the excimer laser system that had been in use at that center. Then, in December 1999, the Company closed the other LVC center and in January 2000, sold the excimer laser system that had been in use at that center.

     In order to continue providing refractive laser services to its patients, the Company entered into a refractive laser access agreement with Laser Vision Centers, Inc. ("LVCI") in October, 1999. The agreement calls for LVCI to provide Company patients with refractive laser services in conjunction with affiliated LVCI ophthalmologists in the Company's markets. The Company will provide patient pretest screening and post procedural treatment and care.

     By affiliating with the Company, LVCI benefits from the Company's ability to acquire, counsel, and refer customers for laser vision correction ("LVC") services through its primary eye care centers. The Company benefits from its affiliation with LVCI by having a convenient way of participating in LVC without incurring substantial capital expenditures.

     The Company's obligations pursuant to the agreement includes: screening patients, pre-procedural selection and workup, post procedural treatment and diagnostic and recuperative care. LVCI's responsibilities pursuant to the agreement include furnishing the laser system to be used for the delivery of LVC, maintenance, repair and upgrade of the laser system and certain training and oversight of medical, technical, and administrative personnel involved in delivery of the services at the center. The Company and LVCI will jointly participate in the selection of qualified ophthalmologists and certain marketing activities.

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

     Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective December 31, 1994, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include prosthetic devices, which under applicable regulations and interpretations include one pair of eyeglasses or contact lenses furnished after cataract surgery and intra-ocular lenses provided at ambulatory surgery centers. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company's current business is not governed by Stark I or II. To the extent the Company or any affiliated practice is deemed to be subject to the prohibitions contained in Stark II for services, the Company believes its activities fall within the permissible activities defined in Stark II, including, but not limited to, the provision of in-office ancillary services.

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

Proprietary Property

     The Company has no licenses, patents or registered copyrights. The Company does have various registered trademarks in the U.S., including "Sight Resource", "Cambridge Eye Doctors", "E.B. Brown Opticians", "Eyeglass Emporium", "Kidspecs", "Shawnee Optical", "Kent Optical", "SightCare" and "Vision Plaza".

Employees

     As of December 25, 1999, the Company had 815 employees. The Company intends to hire additional key personnel it believes will be required for advancement and expansion of the Company's activities.

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

     5. The Company has previously breached certain loan covenants and although waivers of such breaches have been granted, there can be no assurance that the Company will be able to obtain waivers of any future breaches of loan covenants; the failure to obtain such waivers could materially and adversely affect the Company's business and financial condition.

     6. There can be no assurance that the Company will be able to realize any operating efficiencies from the purchase and consolidation of primary eye care centers or optical chains.

      7. There can be no assurance that the Company will acquire new managed primary eye care contracts or that existing contracts will be expanded in any meaningful way.

      8. The Company and its operations are subject to extensive federal, state and local regulation, which could materially affect the Company's operations.

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

Item 2. Description of Properties

      At December 25, 1999, the Company leased space for 128 of the Company's eye care centers (which range in size from approximately 600 to 6,200 square feet), under operating leases, which expire as follows, exclusive of renewal options.

                                                            At 12/25/99
                                                            -----------
                         Year                             Number of leases
                         ----                             ----------------
                                                              expiring
                                                              --------
                2000 .....................................       29
                2001 .....................................       22
                2002 .....................................       16
                2003 .....................................       16
                2004 .....................................       23
                2005 and  thereafter .....................       22

     In addition, the Company is currently in lease negotiations or is an at will tenant for three eye care centers.

     The Company's corporate headquarters, and distribution center occupy approximately 22,000 square feet of space leased in an industrial complex in Holliston, Massachusetts pursuant to a lease which expires in 2004. The Company believes that its facilities are adequate for its present needs and that suitable space will be available to the Company upon commercially reasonable terms to accommodate future needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 25, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market for Company's Common Equity

     The Company's Common Stock began trading on NASDAQ on March 31, 1993 under the symbol "VISN". The Company also issued Warrants which began trading on NASDAQ on August 25, 1994 under the symbol "VISNZ". The warrants expired and closed trading on August 25, 1999. The following table sets forth for the periods indicated, the high and low sales prices for the Common Stock and Warrants as reported by NASDAQ:

                                  Common Stock                    Warrants
                                  ------------                    --------

                               High           Low             High        Low
                               ----           ---             ----        ---

        1999:

   First Quarter............$   3 1/4      $ 2                  1/4        3/32

   Second Quarter...........  4 15/16        2   1/2           7/16        3/32

   Third Quarter............  4   7/8        2   1/2            1/4        1/32

   Fourth Quarter...........  3   3/8        1   7/8            N/A         N/A

       1998:

   First Quarter............$ 5  1/16      $ 3   1/4       $ 1  3/8    $ 1 1/16

   Second Quarter...........  4   1/2        3   5/8         1 5/32         5/8

   Third Quarter............  3 21/32        1 15/16            3/4         1/8

   Fourth Quarter...........  3 11/16        1   5/8           9/16        1/16

     The Common Stock and Warrants have been quoted on the NASDAQ National Market System since August 25, 1994. Prior to that time, the Common Stock was quoted on the NASDAQ SmallCap Market.

     The Company has not paid dividends to its common stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company. As of March 20, 2000, there were 216 holders of record of the Company's Common Stock. There are approximately 3,500 beneficial owners of the Company's Common Stock.

Item 6. Selected Financial Data

                                                                    Year ended December 31
                                                                    ----------------------
                                            1999 (1,2)      1998 (3)    1997 (4,5,6)       1996 (6,7)    1995 (8)
                                            ----------      --------    ------------       ----------    --------
                                                             (In thousands, except per share amounts)
Statement of Operations Data:
     Net revenues ........................   $ 67,034      $ 54,971         $ 44,576        $ 29,987    $ 18,240

     Net loss ............................     (2,854)         (985)          (2,004)         (5,850)     (4,888)

     Net loss per common share ...........      (0.30)        (0.11)           (0.46)          (0.78)      (0.89)

     Weighted average number of common
     shares outstanding ..................      9,181         8,867            8,669           7,523       5,488

Balance Sheet Data:

     Working capital .....................   $  1,088      $  3,176         $  4,243        $  7,774    $  5,325

     Total assets ........................     40,754        32,145           34,507          31,430      23,249

     Non-current liabilities .............      6,989           348              101           1,876       1,703

     Stockholders' equity ................     17,349        18,959           19,446          22,766      16,445

----------
1. Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical, Inc. and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5,209 in cash, $1,000 in notes payable over three years and 160,000 shares of common stock. At December 25, 1999, Kent operated 29 eye care centers in Michigan.

2. Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. At December 25, 1999, Shawnee operated nine eye care centers in Pennsylvania and Ohio.

3. Effective April 1, 1998, the Company acquired all of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2,309 in cash, $350 in notes payable in twelve equal quarterly installments commencing June 30, 1998 and 87,940 shares of common stock. At December 25, 1999, Eyeglass Emporium operated nine eye care centers in Indiana.

4. Effective July 1, 1997, the Company acquired all of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a/ Vision Plaza) ("Vision Plaza"). At December 25, 1999, Vision Plaza operated 15 primary eye care centers and two specialty eyewear centers in Louisiana and Mississippi. Following the acquisition, Vision Plaza entered into a management services contract with Dr. John Musselman, a Professional Corporation ("Musselman"), a corporation established to employ the optometrists previously employed by the acquired company.

5. The net loss per share in 1997 includes a $1,953 dividend to the preferred stockholders as discussed in Note 8 of the Notes To Consolidated Financial Statements.

6. Includes a $110 provision for store closings and $400 write off of software development costs in 1997 and a $2,622 provision for impairment of ophthalmic equipment in 1996.

7. Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. and acquired by merger E.B. Brown Opticians, Inc. (collectively, "E.B. Brown"). At December 25, 1999, E.B. Brown operated 36 eye care centers located throughout Ohio and western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders.

8. Effective January 1, 1995 and July 1, 1995, the Company purchased substantially all the assets of Cambridge Eye Associates, Inc. and Douglas Vision World, Inc., respectively. At December 25, 1999, these companies combined had a practice of 30 optometric offices throughout New England providing comprehensive vision care services to residents of this region.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of December 25, 1999, the Company's operations consisted of 130 eye care centers, two regional optical laboratories and three distribution centers, making it one of the fifteen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Vision Plaza, Vision World, Shawnee Optical, and Kent Optical. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services.

     The Company operates two regional optical laboratories and three distribution centers. The regional optical laboratories provide complete laboratory services to the Company's eye care centers, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution centers provide and maintain an inventory of all accessories and supplies necessary to operate the primary eye care centers in their regions, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. Management believes that the regional optical laboratories and distribution centers have the capacity to accommodate additional multi-site eye care centers.

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

Results of Operations 1999 as compared with 1998

     Net Revenue. The Company generated net revenue of approximately $67.0 million during the year ended December 25, 1999 from the operation of its 130 eye care centers and two laser vision correction centers in the United States as compared to net revenue of approximately $55.0 million from the operation of its 93 eye care centers and two laser vision correction centers in the United States for the same period in 1998. Of the $12.0 million (or 21.8%) increase in net revenue for the year ended December 25, 1999 as compared to the year ended December 31, 1998, $4.2 million (or 7.6%) relates to the additional nine eye care centers acquired effective January 1, 1999. The remaining increase of $7.8 million (or 14.2%) relates primarily to the additional 29 Kent Optical Eye Care Centers acquired effective April 1, 1999. Sales in eye care centers, excluding acquisitions, were essentially flat compared to the prior year.

     Cost of Revenue. Cost of revenue increased to approximately $22.8 million for the year ended December 25, 1999, as compared to $19.0 million for the year ended December 31, 1998. Cost of revenue decreased as a percentage of net revenue from 34.5% for the year ended December 31, 1998, to 34% for the year ended December 25, 1999. The improvement as a percentage of net revenue primarily reflects the realization of purchase economics, less sales price discounting, and, to a lesser extent, some small retail price increases partially offset by promotional discounts. Cost of revenue for the years ended December 25, 1999 and December 31, 1998 principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to its customers and
(ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

     In December 1999, the Company discontinued the operations of an optical laboratory operated by Cambridge Eye Doctors in Holliston, Massachusetts and an optical laboratory operated by Vision Plaza in Metairie, Louisiana and consolidated those operations with Cleveland, Ohio and Muskegon, Michigan in order to reduce the cost of revenue.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were approximately $46.1 million and $37.0 million for the years ended December 25, 1999 and December 31, 1998, respectively. The increase primarily relates to payroll and facility costs incurred in operating additional eye care centers acquired effective January 1, 1999 and April 1, 1999. Selling, general and administrative expense, as a percentage of net revenue, increased to 68.8% for the year ended December 25, 1999, as compared to 67.3% for the year ended December 31, 1998. This increase is primarily a result of our Vision Plaza and E.B. Brown operations, and a charge for allowance of doubtful accounts of $1.23 million primarily for older receivables taken during the year as compared to the prior year allowance for doubtful accounts of $0.458 million.

     Other Income and Expense. Interest income decreased to approximately $82,000 from $184,000 for the years ended December 25, 1999 and December 31, 1998, respectively. This decrease resulted from the investment of a lower average cash and cash equivalents balance during 1999 as compared to 1998. Interest expense increased to approximately $641,000 from $201,000 for the years ended December 25, 1999 and 1998, respectively. The increase is associated with a higher average balance of debt outstanding during 1999 as compared to 1998. The sale of certain ophthalmic equipment during 1998 generated a gain of approximately $158,000. Disposal of equipment during 1999 generated a gain of $16,000. The Company sold one excimer laser system in 1999 and sold two excimer laser systems in 1998. At December 25, 1999, the Company owned one laser system and no longer operated any laser vision correction centers, having closed its last two remaining centers in August and December, 1999. At December 31, 1998, the Company owned two laser systems and operated two laser vision correction centers. In 1999, the Company incurred a $323,000 non-cash write-off of deferred financing costs associated with the Company's prior credit facility.

     Net Loss. The Company realized a net loss of approximately $2.9 million ($0.30 per share) and $1.0 million ($0.11 per share) for the years ended December 25, 1999 and December 31, 1998, respectively.

Results of Operations 1998 as compared with 1997

     Net Revenue. The Company generated net revenue of approximately $55.0 million during the year ended December 31, 1998 from the operation of its 93 eye care centers and two laser vision correction centers in the United States as compared to net revenue of approximately $44.6 million from the operation of its 86 eye care centers and four laser vision correction centers in the United States for the same period in 1997. Of the $10.4 million (or 23.3%) increase in net revenue for the year ended December 31, 1998 as compared to the year ended December 31, 1997, $3.2 million (or 7.2%) relates to the additional nine eye care centers acquired effective April 1, 1998. The remaining increase of $7.2 million (or 16.1%) relates primarily to recognition of a full year revenue from the Vision Plaza acquisition.

     Cost of Revenue. Cost of revenue increased to approximately $19.0 million for the year ended December 31, 1998 as compared to $16.1 million for the year ended December 31, 1997. Cost of revenue decreased as a percentage of net revenue from 36.1% for the year ended December 31, 1997 to 34.5% for the year ended December 31, 1998. The improvement as a percentage of net revenue is primarily due to the improved gross profit margin resulting from sales from both the additional 17 eye care centers acquired July 1, 1997 and the nine eye care centers acquired effective April 1, 1998. Cost of revenue for the years ended December 31, 1998 and 1997 principally consisted of (i) the cost of manufacturing, purchasing, and distributing optical products to its customers and (ii) the cost of delivering LVC, including depreciation and maintenance on excimer lasers.

     In February 1997, the Company discontinued the operations of an optical laboratory and distribution facility operated by E.B. Brown in Cleveland, Ohio, and consolidated its operations with those at its Holliston, Massachusetts facility in order to reduce the cost of revenue. In August 1997, the Company elected to re-open a smaller version of the Cleveland facility to improve the quality and timeliness of product delivery. The closing and subsequent reopening of the smaller Cleveland facility did not have a material affect on the Company's cost of revenue.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were approximately $37.0 million and $30.7 million for the years ended December 31, 1998 and 1997, respectively. The increase primarily relates to payroll and facility costs incurred in operating the additional nine eye care centers acquired effective April 1, 1998 and costs incurred for a full year of operations of the 17 eye care centers acquired in the Vision Plaza acquisition. Selling, general and administrative expense, as a percentage of net revenue, declined from 68.9% for the year ended December 31, 1997, as compared to 67.3% for the year ended December 31, 1998. This decrease is primarily a result of (i) the nine eye care centers acquired effective April 1, 1998, which operate with a level of selling, general and administrative expenses as a percentage of net revenue that is lower than that of the Company and its other subsidiaries, and (ii) the Company's ability to better leverage its fixed expenses in connection with the acquisition of multi-site eye care centers.

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

     Provision for Write Off of Software Development Costs. In 1996, the Company selected a vendor and began the testing and installation of software associated with a new point of sale system and perpetual inventory system for its primary eye care centers, regional optical laboratories and distribution centers. By late 1997 the Company, after testing the software system in selected eye care centers, elected to utilize an alternative software vendor whose product is better suited to the needs of the Company. As a result, the Company wrote off $400,000 of capitalized costs associated with the original point of sale system. The Company believes that the new system will facilitate the processing of customer sales information and replenishment of inventory by passing such information, including customer specific orders, to the Company's home office, and its regional optical laboratories and distribution centers for further processing. In 1998, the Company began operating the new point of sale system.

     Other Income and Expense. Interest income decreased to approximately $184,000 from $360,000 for the years ended December 31, 1998 and 1997, respectively. This decrease resulted from the investment of a lower average cash and cash equivalents balance during 1998 as compared to 1997. Interest expense decreased from approximately $344,000 to $201,000 for the years ended December 31, 1997 and 1998, respectively. The decrease is associated with a lower average balance of debt outstanding during 1998 as compared to 1997. The sale of certain ophthalmic equipment during 1998 generated a gain of approximately $158,000 compared to a gain of approximately $738,000 from similar sales in 1997. In 1998, the Company sold two of the excimer laser systems which it owned, reducing the number of operating systems in place at the end of the year to two, both of which operated in New

England and primarily serviced customers referred from the Company's primary eye care centers.

     Net Loss. The Company realized a net loss of approximately $1.0 million ($0.11 per share) and $2.0 million ($.46 per share, including the $1,953,000 dividend to the preferred stock holders as discussed in Note 8 of the Notes To Consolidated Financial Statements), for the years ended December 31, 1998 and 1997, respectively. The decrease in net loss is attributable to the increased income generated by a full year of operations of the 17 eye care centers acquired in the Vision Plaza acquisition in 1997, the additional nine eye care centers acquired effective April 1, 1998, improvements in gross profit margins, sales volume gain, and, to a lesser extent, the non-recurrence of the $110,000 provision for store closings in 1997 and the $400,000 provision for the writedown of software development costs. The reduction in net loss was partially offset by a reduction of $580,000 in gain from the sale of equipment in 1998 versus 1997.

Liquidity and Capital Resources

     At December 25, 1999, the Company had approximately $0.2 million in cash and cash equivalents and working capital of approximately $1.0 million in comparison to approximately $1.9 million in cash and cash equivalents and working capital of approximately $3.2 million as of December 31, 1998.

     Effective January 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee Optical"). The purchase price paid in connection with this acquisition was $1.75 million in cash, the payment of notes payable in the aggregate amount of $0.3 million and 70,000 shares of common stock. Shawnee Optical operated nine eye care centers in Ohio and western Pennsylvania. The acquisition was accounted for using the purchase method of accounting.

     Effective April 1, 1999, the Company acquired one hundred percent of the outstanding shares of stock of Kent Optical, Inc. and its associate companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5.209 million in cash, $1.0 million in notes payable over three years and 160,000 shares of common stock. Kent operated 28 eye care centers in Michigan. The acquisition was accounted for using the purchase method of accounting.

     As of December 25, 1999, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

                Securities                                             Potential
                ----------                               Number        Proceeds
                                                         ------        --------
Class II Warrants..................................      290,424      $2,032,968
Bank Austria AG, f/k/a Creditanstalt, Warrants.....      150,000         694,000
Representative Warrants............................      170,000       1,400,000
                                                                      ----------
                                                                      $4,126,968
                                                                      ==========

     The Company also has outstanding 398,097 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these warrants cannot be estimated at this time.

     There can be no assurance that the Company will obtain any of the proceeds from the exercise of the above securities.

     On February 20, 1997, the Company entered into a Credit Agreement (the "1997 Agreement") with a bank pursuant to which the Company could borrow up to $5.0 million on a term loan basis and up to $5.0 million on a revolving credit basis subject to certain performance criteria. As part of the Agreement, the Company issued to the bank warrants to purchase 150,000 shares of the Company's common stock at a purchase price of $4.625 per share. The warrants expire on December 31, 2003. As noted in the following paragraph, the Company has entered into a new credit facility and retired the 1997 Agreement.

     On April 15, 1999, the Company entered into a credit agreement (the "1999 Agreement") with a bank pursuant to which the Company can borrow $10.0 million on an acquisition line of credit, $7.0 million on a term loan basis and $3.0 million on a revolving line of credit basis, subject to certain performance criteria and an asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. Amounts borrowed under the 1999 Agreement will be used to finance future acquisitions, retire existing bank debt, provide ongoing working capital and/or for other general corporate purposes. As of December 25, 1999, $6.8 million was borrowed on the term loan and $0.975 million was borrowed on the revolving credit facility.

     At December 25, 1999, the Company was not in compliance with the following financial covenants of the 1999 agreement: minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. However, the Company has received an agreement from the bank dated March 31, 2000 to amend the 1999 Agreement. The amended agreement provides, among other things, a waiver of the Company's default, adjusts certain covenants to which the Company is subject and terminates the acquisition line of credit. In addition, the amended agreement limits the revolving line note to $2.5 million and the term loan to $6.75 million and establishes the maturity date for each of these credit lines as March 31, 2001. Also, the amended agreement establishes the following interest rates for both the revolving line note and term loan: 1) from closing date of the agreement through August 31, 2000 - prime rate + 1.0%;
2) from September 1, 2000 through October 31, 2000 - prime rate + 2.0%; and 3) from November 1, 2000 through March 31, 2001 - prime rate + 3.0%. The scheduled monthly principal payments for the term loan are adjusted to $83,333.33 from April, 2000 through July, 2000, $100,000.00 from August, 2000 through December, 2000 and $125,000.00 from January, 2001 through March, 2001. The Company intends to consider and pursue alternative lenders to refinance this agreement on a long-term basis.

     The Company has an acquisition strategy to acquire and integrate the assets of multi-site eye care centers and the practices of eye care professionals and to employ or enter into management services contracts with these professionals. This strategy includes both expanding existing regional markets and entering new regional markets. The Company will also target acquisitions in strategic markets that will serve as platforms from which the Company can consolidate a given service area by making and integrating additional "in-market" acquisitions. The Company from time to time will evaluate potential acquisition candidates. Without additional funding, the Company's rate of acquisition and size of acquisition could be limited.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued SFAS 133 ("Accounting for Derivative Instruments and Hedging Activities,") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities, and required adoption in periods beginning after June 15, 1999. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("Accounting for Derivative Instruments and Hedging Activities"). SFAS 137 will now be effective for fiscal years beginning after June 15, 2000. SFAS 137, which becomes effective for the Company in its year ending December of 2001 is not expected to have a material impact on the Consolidated Financial Statements of the Company

YEAR 2000 ISSUE

     The Company did not experience any difficulties related to the Year 2000 problem on December 31, 1999, and we are not aware of any such difficulties since that date. The Company's operations have not, to date, been adversely affected by any difficulties experienced by suppliers or customers in connection with the Year 2000 problem. The Company's Year 2000 Compliance Plan also addressed issues related to the date February 29, 2000, and management will continue to monitor systems for potential difficulties through the remainder of calendar year 2000.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments) are not material.

Item 8. Financial Statements and supplementary Data

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sight Resource Corporation:

     We have audited the consolidated balance sheets of Sight Resource Corporation and its subsidiaries as of December 25, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 25, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sight Resource Corporation and its subsidiaries at December 25, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 1999 in conformity with generally accepted accounting principles.


                                           /S/ KPMG LLP

                                           KPMG LLP

Boston, Massachusetts
March 10, 2000, except as to Note 15,
which is as of March 31, 2000

                           SIGHT RESOURCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                               1999         1998
                                                                                               ----         ----
                                                                                              (in thousands except
                                                                                                for share amounts)
                                         ASSETS
Current assets:
     Cash and cash equivalents ............................................................   $    166    $  1,860
     Accounts receivable, net of allowance of $1,881 and $748, respectively ...............      3,583       2,658
     Inventories ..........................................................................      6,875       4,584
     Prepaid expenses and other current assets ............................................        344         377
                                                                                              --------    --------
          Total current assets ............................................................     10,968       9,479
                                                                                              --------    --------
Property and equipment, net (note 3) ......................................................      5,734       6,140
                                                                                              --------    --------
Other assets:
     Intangible assets (note 4) ...........................................................     23,131      15,337
     Other assets .........................................................................        921       1,189
                                                                                              --------    --------
          Total other assets ..............................................................     24,052      16,526
                                                                                              --------    --------
                                                                                              $ 40,754    $ 32,145
                                                                                              ========    ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolver notes payable ...............................................................   $    975       $  __
     Current portion of long term debt (note 6) ...........................................      1,682         146
     Current portion of capital leases (note 7) ...........................................         28          34
     Accounts payable .....................................................................      4,606       2,870
     Accrued expenses (note 5) ............................................................      2,673       3,253
                                                                                              --------    --------
          Total current liabilities .......................................................      9,964       6,303
                                                                                              --------    --------
Non-current liabilities:
     Long term debt, less current maturities (note 6) .....................................      6,882         184
     Capital leases (note 7) ..............................................................          2          13
     Other liabilities ....................................................................         22         151
                                                                                              --------    --------
          Total non-current liabilities ...................................................      6,906         348
                                                                                              --------    --------
     Series B redeemable convertible preferred stock 1,452,119 shares issued (note 8) .....      6,535       6,535
                                                                                              --------    --------
Stockholders' equity (note 9):
     Preferred Stock, $.01 par value. Authorized 5,000,000 shares; no shares of Series A
     issued and outstanding ...............................................................         --          --
     Common stock, $.01 par value. Authorized 20,000,000 shares; issued 9,256,552
     and 8,936,330 shares in 1999 and 1998, respectively ..................................         93          90
     Additional paid-in capital ...........................................................     38,500      36,847
     Common stock issuable, 71,181 shares in 1998 (note 1(b)) .............................         --         432
     Treasury stock at cost (30,600 shares in 1999 and 1998) ..............................       (137)       (137)
     Unearned compensation ................................................................         (2)        (22)
     Accumulated deficit ..................................................................    (21,105)    (18,251)
                                                                                              --------    --------
          Total stockholders' equity ......................................................     17,349      18,959
                                                                                              --------    --------
                                                                                              $ 40,754    $ 32,145
                                                                                              ========    ========

           See accompanying notes to consolidatedfinancial statements.

                           SIGHT RESOURCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended December
                                                                    1999              1998              1997
                                                                  --------          --------          --------
                                                                  (in thousands except for per share amounts)
Net revenue ...................................................   $ 67,034          $ 54,971          $ 44,576
Cost of revenue ...............................................     22,823            18,991            16,096
                                                                  --------          --------          --------
          Gross margin ........................................     44,211            35,980            28,480
Selling, general and administrative expense ...................     46,122            37,036            30,703
Provision for store closings ..................................         --                --               110
Provision for write off of software development costs .........         --                --               400
     Total operating expenses .................................     46,122            37,036            31,213
                                                                  --------          --------          --------
          Loss from operations ................................     (1,911)           (1,056)           (2,733)
                                                                  --------          --------          --------
Other income (expense):
     Interest income ..........................................         82               184               360
     Interest expense .........................................       (641)             (201)             (344)
     Gain on sale of assets ...................................         16               158               738
     Write-off of deferred financing cost .....................       (323)               --                --
                                                                  --------          --------          --------
          Total other income (expense) ........................       (866)              141               754
                                                                  --------          --------          --------
          Loss before income tax expense ......................     (2,777)             (915)           (1,979)
Income tax expense ............................................         77                70                25
                                                                  --------          --------          --------
          Net loss ............................................   ($ 2,854)         $   (985)         $ (2,004)
                                                                  ========          ========          ========
Dividends on redeemable convertible preferred stock (note 8) ..        142                --            (1,953)
                                                                  --------          --------          --------
Net loss attributable to common shareholders ..................     (2,712)         $   (985)         $ (3,957)
                                                                  ========          ========          ========
Basic and Diluted loss per common share (note 2) ..............   $  (0.30)         $  (0.11)         $  (0.46)
                                                                  ========          ========          ========
Weighted average number of common shares outstanding ..........      9,181             8,867             8,669
                                                                  ========          ========          ========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Years Ended December 25, 1999 and December 31, 1998 and 1997
                                                    ------------------------------------------------------------

                                       Common Stock
                                       ------------
                                                        Additional               Common                                Total
                                                        ----------               ------                                -----
                                                  Par     Paid-in     Accum.      Stock       Treasury    Unearned     Stock
                                                  ---     -------     ------      -----       --------    --------     -----
                                     Shares      Value    Capital     Deficit    Issuable       Stock       Comp.      Equity
                                     ------      -----    -------     -------    --------       -----       -----      ------
                                                                           (in thousands)
Balance, December 31, 1996 .....      8,649         86   $ 37,510    $(15,262)   $    432          --          --     $22,766

Exercise of stock options
(notes 9 & 12) .................        138          2        592          --          --          --          --         594

Acquisition of treasury stock
(note 9) .......................         --         --         --          --          --        (137)         --        (137)

Dividend to preferred
shareholders (note 8) ..........         --         --     (1,953)         --          --          --          --      (1,953)

Issuance of warrants under
Credit Agreement (note 6) ......         --         --        180          --          --          --          --         180

Net loss .......................         --         --         --      (2,004)         --          --          --      (2,004)
                                   --------   --------   --------    --------    --------    --------    --------    --------

Balance, December 31, 1997 .....      8,787         88     36,329     (17,266)        432        (137)         --      19,446

Exercise of stock options
(notes 9 & 12) .................         20         --          9          --          --          --          --           9

Issuance of Common Stock for
acquisitions ...................         88          1        349          --          --          --          --         350

Issuance of Common Stock .......         41          1        160          --          --          --         (40)        121

Amortization of unearned
compensation ...................         --         --         --          --          --          --          18          18

Net loss .......................         --         --         --        (985)         --          --          --        (985)
                                   --------   --------   --------    --------    --------    --------    --------    --------
Balance, December 31, 1998 .....      8,936         90     36,847     (18,251)        432        (137)        (22)     18,959

Exercise of stock options
(notes 9 & 12) .................          5         --          2          --          --          --          --           2

Issuance of Common Stock for
acquisitions ...................        316          3      1,509          --        (432)         --          --       1,080

Adjustment to cost of
preferred stock issuance .......         --         --        142          --          --          --          --         142

Amortization of unearned
compensation ...................         --         --         --          --          --          --          20          20

Net loss .......................         --         --         --      (2,854)         --          --          --      (2,854)
                                   ------------------------------------------------------------------------------------------

Balance, December 25, 1999 .....      9,257        $93    $38,500    $(21,105)         $0       $(137)        $(2)    $17,349
                                   ==========================================================================================

           See accompanying notes to consolidated financial statements

                           SIGHT RESOURCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     1999       1998       1997
                                                                                    -------    -------    -------
Operating activities:
Net loss ........................................................................   $(2,854)   $  (985)   $(2,004)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ..............................................     3,828      2,596      2,183
     Amortization and write off of deferred financing costs .....................       353         --         --
     Amortization of unearned compensation ......................................        20         18         --
     Gain on sale of assets .....................................................       (16)      (158)      (738)
     Provision for store closings and write off of software developments costs ..        --         --        510
Changes in operating assets and liabilities:
     Accounts receivable ........................................................       448       (746)       138
     Inventories ................................................................    (1,012)       289     (1,027)
     Prepaid expenses and other current assets ..................................        65         47        (78)
     Accounts payable and accrued expenses ......................................    (1,204)      (829)    (1,349)
                                                                                    -------    -------    -------
          Net cash provided by (used in) operating activities ...................      (372)       232     (2,365)
                                                                                    -------    -------    -------
Investing activities:
     Purchases of property and equipment ........................................    (1,513)    (1,612)    (1,948)
     Payments for acquisitions, net of cash acquired ............................    (6,419)    (2,201)    (2,075)
     Proceeds from sale of assets ...............................................       115        235      1,747
     Other assets ...............................................................       362         88       (240)
                                                                                    -------    -------    -------
          Net cash used in investing activities .................................    (7,455)    (3,490)    (2,516)
                                                                                    -------    -------    -------
Financing activities:
     Principal payments on debt .................................................    (2,961)    (1,087)    (2,754)
     Debt financing costs .......................................................        --         --       (320)
     Proceeds from issuance of stock ............................................        --        129         --
     Proceeds from exercise of warrants and stock options .......................         2         --         --
     Proceeds from bank loans ...................................................     9,234         --         --
     Net proceeds from offerings ................................................        --         --      4,582
     Purchase of treasury stock .................................................        --         --       (137)
     Payment of other liabilities ...............................................      (142)        --       (338)
                                                                                    -------    -------    -------
          Net cash provided by (used in) financing activities ...................     6,133       (958)     1,033
                                                                                    -------    -------    -------
Net increase (decrease) in cash and cash equivalents ............................    (1,694)    (4,216)    (3,848)
Cash and cash equivalents, beginning of period ..................................     1,860      6,076      9,924
                                                                                    -------    -------    -------
Cash and cash equivalents, end of period ........................................   $   166    $ 1,860    $ 6,076
                                                                                    =======    =======    =======


              See note 12 for supplementary cash flow information.
          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  December 25, 1999, December 31, 1998 and 1997

(1) The Company

   (a) Nature of Business

     Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services.

   (b) Acquisitions

     During 1995, the Company acquired two primary eye care chains, effective January 1, 1995 and July 1, 1995, respectively. The aggregate purchase price paid in connection with the acquisitions consisted of (i) $2,660,000 in cash,
(ii) 555,525 shares of common stock, (iii) the assumption of approximately $1,600,000 of net liabilities, and (iv) $660,000 paid over a 3 year period and $250,000 paid over 18 months. The transactions were accounted for using the purchase method of accounting.

     Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. as well as entered into a merger with E.B. Brown Opticians, Inc. (collectively, "E.B. Brown") for approximately $7,733,000, consisting of:
$4,000,000 in cash, 521,997 shares of common stock issued, 71,181 shares of common stock issued within 3 years and $1,400,000 in notes paid over an 18 month period. When the common stock was issued, the $432,000 of common stock issuable was reclassed into common stock and additional paid-in capital. As of July 1, 1996, E.B. Brown operated 42 eye care centers located throughout Ohio and Western Pennsylvania which provide optometric and audiology goods and services to persons with vision and hearing disorders. The transaction was accounted for using the purchase method of accounting.

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

                           SIGHT RESOURCE CORPORATION

     Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750,000 in cash, $300,000 in notes payable over three years and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. The Company preliminarily recorded $450,000 in acquisition reserves, of which the Company provided a reserve of $400,000 for the potential closing of two stores and one laboratory, and a reserve of $50,000 for costs to sever administrative, store and laboratory personnel. During 1999, the Company further revised its plan and determined that no stores or laboratories would be closed. The Company reduced these reserves by $450,000 against goodwill as an adjustment to the cost of the acquired enterprise. No amounts have been charged against the acquisition reserves. At December 25, 1999, there were no purchase accounting reserves for this acquisition.

     Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical, Inc. and its associated companies (collectively "Kent"). The purchase price paid in connection with this acquisition was $5,209,000 in cash, $1,000,000 in notes payable over three years and 160,000 shares of common stock. Kent operated 28 eye care enters in Michigan. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. Total preliminary acquisition reserves at December 25, 1999 are $91,500, which provided a reserve for the potential costs to sever administrative or store personnel. At December 25, 1999, no amounts have been charged against the acquisition reserves. The Company intends to finalize its plan by March 31, 2000.

     The results of operations of the seven acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the purchase price and expenses associated with each acquisition over the estimated fair value of the net assets acquired has been recorded as goodwill.

     As a result of the acquisitions, the Company has also recorded adjustments to increase liabilities and establish reserves for the closing of stores and related restructuring costs, including lease commitments and severance costs.

A summary of the activity follows:

                           SIGHT RESOURCE CORPORATION

                                                Store and Laboratory Closing Costs
                                                ----------------------------------

                                                                    Eyeglass
                                    E.B. Brown     Vision Plaza     Emporium           Total
                                    ----------     ------------     --------           -----
Balance, January 1, 1997 ....       $  15,557        $       0      $      0        $    15,557
Additions (1997) ............         518,281          781,000             0          1,229,281
Charges (1997) ..............         (89,595)         (10,604)            0           (100,199)
                                    ---------        ---------      --------        -----------
Balance, December 31, 1997 ..       $ 444,243        $ 770,396      $      0        $ 1,214,639
Additions (1998) ............               0                0        32,000             32,000
Charges (1998) ..............               0                0       (32,000)           (32,000)
Adjustments to Goodwill .....        (444,243)        (770,396)            0         (1,214,639)
                                    ---------        ---------      --------        -----------
Balance, December 31, 1998 ..       $       0        $       0      $      0        $         0
                                    ---------        ---------      --------        -----------

                                                         Severance Costs
                                                         ---------------

                                                                    Eyeglass
                                    E.B. Brown     Vision Plaza     Emporium           Total
                                    ----------     ------------     --------           -----
Balance, January 1, 1997 ....       $  24,912        $       0      $      0        $    24,912
Additions (1997) ............          67,588          156,410             0            233,998
Charges (1997) ..............         (42,500)               0             0            (42,500)
                                    ---------        ---------      --------        -----------
Balance, December 31, 1997 ..       $  50,000        $ 156,410      $      0        $   206,410
Additions (1998) ............               0                0        21,087             21,087
Charges (1998) ..............               0           37,584       (21,087)           (58,671)
Adjustments to Goodwill .....          50,000)        (118,826)            0           (168,826)
                                    ---------        ---------      --------        -----------
Balance, December 31, 1998 ..       $       0        $       0      $      0        $         0
                                    ---------        ---------      --------        -----------

                                                                     Store and Laboratory Closings
                                                                     -----------------------------

                                                                     Shawnee       Kent       Total
                                                                     -------       ----       -----
Balance, December 31, 1998 .....................................   $       0    $     0   $       0
Additions (1999) ...............................................     400,000     30,000     430,000
Charges (1999) .................................................           0          0           0
Adjustment to Goodwill .........................................    (400,000)   (30,000)   (430,000)
                                                                   ---------   --------   ---------
Balance December 25, 1999 ......................................   $       0   $      0   $       0
                                                                   ---------   --------   ---------

                                                                            Severance Costs
                                                                            ---------------

                                                                     Shawnee       Kent       Total
                                                                     -------       ----       -----
Balance, December 31, 1998 .....................................   $       0    $     0   $       0
Additions (1999) ...............................................      50,000     91,500     141,500
Charges (1999) .................................................           0          0           0
Adjustment to Goodwill .........................................     (50,000)         0     (50,000)
                                                                   ---------    -------   ---------
Balance December 25, 1999 ......................................   $       0    $91,500   $  91,500
                                                                   =========    =======   =========

                           SIGHT RESOURCE CORPORATION

     In 1997, the Company provided a reserve of $518,281 to close 7 stores in the Cleveland area and 4 mini labs and the Cleveland central lab for E.B. Brown and a reserve of $781,000 to close one store in the Boston area and a kiosk for Vision Plaza. The reserve was established for the estimated future rental payments of stores and to write-off furniture and equipment and lease components that the Company intended to close.

     The Company charged $89,595 and $10,604 in 1997 for E.B. Brown and Vision Plaza, respectively. These charges were for the closing of 4 stores at E.B. Brown and a kiosk at Vision Plaza. Nothing was charged in 1998 against these reserves.

     In addition, in 1997, the Company provided costs of $67,588 and $156,410, respectively to sever 22 and 10 people at E.B. Brown and Vision Plaza, respectively. During 1997, the Company charged $42,500 against the E.B. Brown reserves for costs to sever an administrative person and nothing against Vision Plaza reserves.

     In 1998, the Company charged $37,584 against the Vision Plaza reserves for severance costs of 5 accounting and administrative employees.

     In 1998, the Company acquired Eyeglass Emporium and established a $32,000 reserve for lease payments associated with vacating the Eyeglass Emporium home office and a reserve of $21,087 for costs to sever an administrative person at Eyeglass Emporium. These reserves were fully utilized in 1998 as the Company executed its plan.

     Delays were experienced in finalizing the plans for E.B. Brown and Vision Plaza principally due to the failure of the plan to consolidate the E.B. Brown laboratories with the Company's main facility in Holliston, Massachusetts, the inability to negotiate reasonable economic lease terminations, and delays in automating administrative, distribution and accounting functions. In late 1997 and early 1998, the Company experienced considerable change in its management. Under new management, all operations were evaluated and priorities assigned. The plans to exit stores at E.B. Brown and Vision Plaza were not given high priority by the new leadership. Accordingly, the Company reversed its accrued liabilities against goodwill and no reserves exist at December 25, 1999 as the Company believes its plan is completed.

     In early 1999, the Company provided a purchase accounting reserve of $400,000 for the closing of two stores and one laboratory in Erie for Shawnee and a reserve of $50,000 to sever administrative, store laboratory personnel. During 1999, the Company revised the plan and determined no stores or laboratories would be closed. At December 25, 1999, the Company finalized its plan and also determined that no employees would be severed. The entire $450,000 acquisition reserve was reversed against goodwill and no reserves for Shawnee exist at December 25, 1999. No amounts were charged against acquisition reserves.

     In 1999, the Company recorded a purchase accounting reserve of $91,500 to sever administrative or store personnel the Company intends to finalize its plan by March 31, 2000 closing of two stores in Michigan for Kent.

                           SIGHT RESOURCE CORPORATION

At December 25, 1999, no amounts have been charged against the acquisition reserves. The Company intends to finalize its plan by March 25, 2000.

     The following unaudited pro forma financial information gives effect to the acquisitions as if:

      i)    the acquisition of Vision Plaza was effective January 1, 1996

      ii)   the acquisition of Eyeglass Emporium was effective January 1, 1997

      iii)  the acquisition of Shawnee was effective January 1, 1998

      iv)   the acquisition of Kent was effective January 1, 1998

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                                       1999          1998        1997
                                                                   ------------   ----------   --------
                                                                 (in thousands except for per share data)

Revenue ........................................................   $     69,589   $   70,350   $ 54,741
                                                                   ============   ==========   ========
Net loss .......................................................   $     (3,227)  $   (1,718)  $ (4,073)
                                                                   ============   ==========   ========
Basic and Diluted loss per share ...............................   $      (0.37)  $    (0.19)  $  (0.47)
                                                                   ============   ==========   ========
Weighted average number of common shares outstanding ...........          9,341        9,119      8,757
                                                                   ============   ==========   ========

     The above unaudited pro forma financial information reflects certain adjustments, including amortization of goodwill, and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of 1997, 1998 and 1999 and is not necessarily indicative of results that may be obtained in the future.

(2) Summary of Significant Accounting Policies

   (a) Principles of Consolidation

     The Company's results of operation include the accounts of the Company, its wholly-owned subsidiaries and three professional corporation's ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the

                           SIGHT RESOURCE CORPORATION
ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC, which will always be a nominal cost because each PC operates at an almost break-even level generating a nominal profit, if any at all. All significant intercompany balances and transactions have been eliminated.

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

   (c) Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of other long-term maturities approximates fair value. The carrying amount of the Company's revolving line of credit and bank term loan approximates fair value because the borrowing rate changes with market interest rates.

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

   (h) Intangible Assets

     Intangible assets resulting from the business acquisitions consist of customer lists, trademarks, non-compete agreements, workforce in place, database/records and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

   (i) Income Taxes

     The Company follows the asset and liability method of accounting for income taxes and records deferred tax assets and liabilities based on temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes.

   (j) Deferred Revenue

     The Company offers a contact lens purchasing program in which, for a set fee, customers may purchase contacts at discounted rates for a 12 month period. The Company recognizes

                           SIGHT RESOURCE CORPORATION
revenue from the sales of its contact lens purchasing program on a monthly basis over the life of the program.

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

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December:

                                                                           Years Ended December
                                                                           --------------------

                                                                  1999             1998             1997
                                                                -------          -------          -------
                                                               (in thousands except for per share amounts)

Basic and Diluted Loss Per Share
Net loss ....................................................   $(2,854)         $  (985)         $(2,004)
Less: dividends on redeemable convertible preferred stock ...       142               --           (1,953)
                                                                -------          -------          -------
Net loss attributable to common stockholders ................   $(2,712)         $  (985)         $(3,957)
                                                                =======          =======          =======
Weighted average common shares outstanding ..................     9,181            8,867            8,669
Net loss per share ..........................................   $ (0.30)         $ (0.11)         $ (0.46)
                                                                =======          =======          =======

     The options, warrants and convertible preferred stock discussed in Notes 8 and 9 were not included in the computation of diluted Earnings Per Share because the effect would be antidilutive.

                           SIGHT RESOURCE CORPORATION

(3) Property and Equipment

    Property and equipment consists of the following:

                                                  Years Ended December
                                                  --------------------

                                            1999          1998       Estimated
                                            ----          ----       ---------
                                                                    Useful Life
                                                                    -----------
                                                     (in thousands)
Land and building.................         $  118       $    87        40 years

Equipment.........................          4,016         5,195       3-5 years
Computer equipment................          1,082         1,143         3 years
Furniture and fixtures............          1,889         1,751         3 years
Leasehold improvements............          4,967         4,731   Life of lease
Construction-in-progress..........            324           310
                                           ------       -------
                                           12,396        13,217
Less accumulated depreciation.....          6,662         7,077
                                           ------       -------
Property and equipment, net.......         $5,734       $ 6,140
                                           ======       =======

(4) Intangible Assets

    Intangible assets consists of the following:

                                                  Years Ended December
                                                  --------------------

                                            1999          1998       Estimated
                                            ----          ----       ---------
                                                                    Useful Life
                                                                    -----------
                                                     (in thousands)
Goodwill......................            $ 16,537      $ 14,331          20-25
Customer lists................               5,932         2,662          11-15
Workforce in place............               1,970            --            6-8
Trademarks....................               1,773           713          15-20
Non-compete...................                 380           120           5-10
Database/records.............                  310            --             12
                                          --------      --------
                                            26,902        17,826
Accumulated amortization......               3,771         2,489
                                          --------      --------
     Total....................            $ 23,131      $ 15,337
                                          ========      ========

                           SIGHT RESOURCE CORPORATION

     The useful lives of the above intangible assets are estimated based upon, among other things, independent appraisals, history of operations acquired, terms of agreements and industry standards.

(5) Accrued Expenses

    Accrued expenses consists of the following:

                                              Years Ended December
                                             ----------------------
                                                 (in thousands)
                                               1999          1998
                                             --------       -------
Payroll and related cost.............        $  1,393       $ 1,505
Other................................           1,280         1,748
                                             --------       -------
                                             $  2,673       $ 3,253
                                             ========       =======

(6) Debt

                                                                                        Years Ended December
                                                                                       ----------------------
                                                                                            (in thousands)
                                                                                        1999             1998
                                                                                       ------            -----
      Short-term borrowings consist of the following:

      Bank revolver loan payable, variable interest rate (8.455 % at
      12/25/99), interest due monthly (see Note 15)                                    $  975            $   0
                                                                                       ======            =====
      Long-term debt consists of the following:

      Bank term loan payment, variable interest rate (8.42% at 12/25/99), principal and interest due monthly beginning October, 1999 (see
      Note 15)                                                                          6,833              $ 0

      Unsecured notes payable, 7.5% interest rate, principal due annually
      and interest due quarterly until April, 2002                                      1,000                0

      Unsecured notes payable, 7.5% interest rate, principal due annually
      and interest due quarterly until January, 2002                                      300                0

      Unsecured notes payable, with interest rates of between 8 and 9%,
      principal and interest due monthly until June, 2010                                 219                0

      Unsecured note payable, 7% interest rate, principal and interest due
      quarterly until March 31, 2001                                                      175              263

      Unsecured note payable, 12% interest rate, principal and interest due
      monthly until January, 2001                                                          36               67
                                                                                       ------            -----
                                                                                       $8,563            $ 330

      Less current maturities                                                           1,682              146
                                                                                       ------            -----
      Long term debt, less current maturities                                          $6,881            $ 184
                                                                                       ======            =====

                           SIGHT RESOURCE CORPORATION

     On April 15, 1999, the Company entered into a Credit Agreement (the "1999 Agreement") with a bank pursuant to which the Company can borrow $10,000 on an acquisition line of credit, $7,000 on a term loan basis and $3,000 on a revolving line of credit basis, subject to certain performance criteria and an asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net work ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bears interest at either the bank's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the Company's election.

     The term loan facility bears interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bears interest at the bank's prime rate or LIBOR plus 2.0% at the Company's election. Amounts borrowed under the 1999 Agreement was used to finance acquisitions, retire existing bank debt, provide ongoing working capital and/or for other general corporate purposes. As of December 25, 1999, $6,833 was borrowed on the term loan and $975 was borrowed on the revolving credit facility. At December 25, 1999, the Company was not in compliance with certain covenants. The Company received a waiver of these covenants and has agreed to a revised credit agreement with its lender (see Note 15).

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

     Future minimum annual lease commitments for facilities and equipment for the five years subsequent to December 25, 1999 and in the aggregate are as follows:

                                                                      Capital         Operating
                                                                      -------         ---------
                                                                       Leases           Leases
                                                                       ------           ------
                                                                            (in thousands)
2000........................................................            $ 31           $ 5,806
2001........................................................               2             4,689
2002........................................................              --             3,691
2003........................................................              --             2,959
2004........................................................              --             2,038
Thereafter..................................................              --             4,535
                                                                        ----           -------
Total minimum lease obligations.............................              33           $23,718
                                                                                       =======
Less amount representing interest...........................               3
                                                                        ----
Present value of net minimum capital lease obligations......              30
Less current maturities.....................................              28
                                                                        ----
                                                                        $  2
                                                                        ====

                           SIGHT RESOURCE CORPORATION

Rental expenses charged to operations, including real estate taxes, common area maintenance and other expenses related to the leased facilities and equipment, were $6,296,000, $5,335,000 and $4,500,000 for fiscal years 1999, 1998 and 1997, respectively.

(8) Redeemable Convertible Preferred Stock

On November 25, 1997, the Company issued 1,452,119 shares of Series B Convertible Preferred Stock (the "Series B"), Class I and Class II Warrants to an outside investor (the"Purchaser") for a net purchase price of $4,582,000. The Series B was purchased with a conversion price into common stock that was lower than market value of the common stock, and as a result, the difference of $1,953,000 was reflected as a dividend to the preferred stockholders to reflect the preferred stock at its fair value. Each share of Series B is convertible into one share of Common Stock at $3.50 per share, subject to adjustment, at the Purchaser's option at any time and at the Company's option if the price per share of Common Stock during any period of thirty consecutive trading days equals or exceeds $7.00 at any time during the first three years or $9.00 at any time thereafter. The holders of the Series B have the right to appoint two directors to the Company's Board of Directors.

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

     Upon a change of control of the Company, defined as (i) a change in any person or group obtaining a majority of the securities ordinarily having the right to vote in an election of Directors; (ii) during any two year period, the individuals who at the beginning of the period constituted the Company's Board of Directors no longer constitute a majority of the Board of Directors; (iii) any merger, consolidation, recapitalization, reorganization, dissolution or liquidation of the Company which results in the current stockholders no longer owning more than 50% of the voting securities or the Company; (iv) any sale, lease, exchange or other transfer of all, or substantially all, of the assets of the Company; or (v) the adoption of a plan leading to the liquidation or dissolution of the Company, at the option of the Purchaser, the Company would have to redeem the Series B at a price of 105% of the offering price, subject to certain adjustments, plus accrued and unpaid dividends. The redemption value at December 25, 1999 and December 26, 1998 was $5,337,000.

                           SIGHT RESOURCE CORPORATION

(9) Stockholders' Equity

   Preferred Stock

     As of December 25, 1999 and December 31, 1998, the Company has authorized 5,000,000 shares of preferred stock at $.01 par value of which 1,452,119 shares of Series B are issued and outstanding (see Note 8), and 200,000 shares have been designated Series A Junior Participating Preferred Stock pursuant to a certificate of designation filed with the State of Delaware on May 12, 1997, of which no shares are issued and outstanding. The terms and conditions of any other series of preferred stock, including any preferences and dividends, will not be established until such time, if ever, as such shares are in fact issued by the Company.

Common Stock

     As of December 25, 1999 and December 31, 1998, the Company has authorized 20,000,000 shares of common stock at $.01 par value. Common stock is entitled to dividends if declared by the Board of Directors, and each share carries one vote.

   Warrants

     In connection with the Company's private placement of Bridge Notes, the Company issued 110,000 Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $6.00 and is exercisable at any time through March 25, 1999. During 1995, 25,000 Class A Warrants were exercised providing the Company with net proceeds of $150,000.

     In connection with the Company's second public offering, the Company issued 2,472,500 redeemable common stock purchase warrants ("Z Warrant"). Each Z Warrant entitles the holder to purchase one share of common stock at a price of $6.00 and terminated on August 25, 1999, unless previously redeemed. The Z Warrants are redeemable at the option of the Company at a price of $.05 per warrant, upon 30 days written notice, provided that the closing price of the common stock exceeds $9.50 for a period of 20 consecutive business days. During fiscal 1995, 300 Z Warrants were exercised providing the Company with $1,800 in proceeds. During the year ended December 31, 1996, 100 Z Warrants were exercised providing the Company with $600 in proceeds.

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

                           SIGHT RESOURCE CORPORATION

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

   Treasury Stock

     From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock in the open market. During the year ended December 31, 1997, the Company repurchased 30,600 shares of common stock at a cost of $137,000. There were no repurchases of shares of common stock during the years ended December 25, 1999, and December 31, 1998.

   Stock Option Plan

     On November 30, 1992, the Company's Board of Directors and the stockholders approved the Company's 1992 Employee, Director and Consultant Stock Option Plan (the "Plan"). On April 26, 1994, the Board of Directors and the stockholders approved an increase in shares of common stock reserved for issuance under the Plan to an aggregate of 1,000,000 shares. In March, 1996, the Board recommended and the stockholders subsequently approved, that an additional 500,000 shares of common stock be reserved for issuance under the Plan. In December, 1998, the Board recommended, and the stockholders subsequently approved, that an additional 350,000 shares of common stock be reserved for issuance under the Plan.

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

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and as a result no compensation expense has been recorded for granted options. Had compensation costs been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

                           SIGHT RESOURCE CORPORATION

                                          1999           1998           1997
                                       ----------     ----------     ----------
                                        (in thousands except for per share data)

Net loss.............. as reported     $   (2,854)    $     (985)    $   (2,004)
                                       ==========     ==========     ==========
                       pro forma       $   (3,370)    $   (1,863)    $   (2,370)
                                       ==========     ==========     ==========
Net loss per share.... as reported     $    (0.30)    $    (0.11)    $    (0.46)
                                       ==========     ==========     ==========
                       pro forma       $    (0.36)    $    (0.21)    $    (0.50)
                                       ==========     ==========     ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants as follows:

                                          1999           1998           1997
                                       ----------     ----------     ----------
Dividend Yield ......................        0.00%          0.00%          0.00%
Volatility ..........................        90.4%          91.1%          93.9%
Interest Rate .......................        6.60%          5.50%          5.73%
Expected Life .......................  6.49 years     8.12 years     7.97 years

     A summary of the stock option transactions follows:

                                                        Number of      Weighted
                                                        ---------      --------
                                         Shares          Shares        Average
                                         ------          ------        -------
                                        Available         Under        Price per
                                        ---------         -----        ---------
                                                         Option          Share
                                                         ------          -----
Balance, December 31, 1996 ..........     653,967        823,233     $     5.25
Canceled ............................     154,600       (154,600)          4.67
Granted .............................    (298,395)       298,395           4.13
Exercised ...........................          --       (138,332)          4.29
                                       ----------     ----------     ----------
Balance, December 31, 1997 ..........     510,172        828,696           5.11
Canceled ............................     218,966       (218,966)          5.08
Granted .............................    (613,999)       613,999           3.43
Exercised ...........................          --        (20,000)          0.43
                                       ----------     ----------     ----------
Balance, December 25, 1998  .........     115,139      1,203,729           4.16
Increase to the plan ................     350,000             --             --
Canceled ............................      97,667        (97,667)          5.04
Granted .............................    (289,000)       289,000           2.25
Exercised ...........................          --         (5,000)          0.43
                                       ----------     ----------     ----------
Balance, December 25, 1999 ..........     273,806      1,390,062     $     3.71
                                       ==========     ==========     ==========

     There were 737,371 and 557,200 shares exercisable under the Plan at December 25, 1999 and December 31, 1998, respectively.

     The weighted average fair value of options granted under the Plan was $1.79 and $2.90 for the years ended December 25, 1999 and December 31, 1998, respectively.

                           SIGHT RESOURCE CORPORATION

     The following table summarizes information about options outstanding as of December 25, 1999:

                                Options Outstanding                      Options exercisable
                                -------------------                      -------------------
                                     Weighted
                                     --------
                                      average        Weighted         Number
                                      -------        --------         ------
  Range of             Number         remaining       average       exercisable     Weighted
  --------             ------         ---------       -------       -----------     --------
  Exercise          outstanding      contractual      exercise          at           Average
  --------          -----------      -----------      --------          --           -------
   Prices           at 12/25/99         life           price         12/25/99     Exercise price
   ------           -----------         ----           -----         --------     --------------
$0.00-$0.95 ...          10,000             2.9   $        0.43          10,000   $        0.43
$1.90-$2.85 ...         358,500             9.6   $        2.04          35,172   $        2.00
$2.85-$3.80 ...         235,999             8.4   $        3.25          83,333   $        3.31
$3.80-$4.75 ...         575,563             7.3   $        4.10         398,866   $        4.13
$4.75-$5.70 ...          48,900             5.2   $        5.00          48,900   $        5.00
$5.70-$6.65 ...         121,100             6.2   $        6.44         121,100   $        6.44
$6.65-$7.60 ...          37,000             5.6   $        6.82          37,000   $        6.82
$7.60-$8.55 ...           3,000             5.9   $        7.81           3,000   $        7.81
                  -------------                                   -------------
                      1,390,062                                         737,371
                  =============                                   =============

(10) Employee Benefit Plans

      The Company maintains a 401(k) Retirement Savings Plan. The Company matches 50% of every dollar contributed by employees, limited to the first 5% of salary. Contributions made by the Company in 1999, 1998, and 1997 were $247,000, $191,000 and $171,000, respectively.

(11) Income Taxes

     Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

                           SIGHT RESOURCE CORPORATION

                                                                                      Years Ended December
                                                                                   -------------------------
                                                                                    1999      1998     1997
                                                                                   -------    -----    -----
                                                                                          (in thousands)
Computed "expected" tax benefit ................................................   $   954    $ 305    $ 680

Increase in tax benefit resulting from:

     State net operating loss and State tax deductions .........................       142      137      111

Decrease in tax benefit resulting from:

     Other .....................................................................      (158)    (104)     (78)

     Increase in valuation allowance for deferred tax assets allocated to
     income tax expense ........................................................    (1,015)    (408)    (738)
                                                                                   -------    -----    -----
                                                                                   $   (77)   $ (70)   $ (25)
                                                                                   =======    =====    =====

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                 Years Ended
                                                                 -----------
                                                                   December
                                                                   --------

                                                               1999       1998
                                                             -------    -------
                                                               (in thousands)
Deferred tax assets:
     Net operating loss carryforwards ....................   $ 8,110    $ 7,513

     Plant and equipment .................................       639        720
     Vacation accrual ....................................        41        201
     Bad debt reserve ....................................       680        259
     Other reserves ......................................       184        117
                                                             -------    -------
          Gross deferred tax assets ......................     9,654      8,810
     Valuation allowance under SFAS 109 ..................    (7,115)    (8,810)
                                                             -------    -------
          Deferred tax assets ............................     2,539         --
                                                             -------    -------
Deferred tax liabilities:
     Intangible assets ...................................    (2,539)        --
                                                             -------    -------
          Net deferred tax assets ........................   $    --    $    --
                                                             ==================

     A valuation allowance in the amount of $7,115,000 and $8,810,000 was established at December 25, 1999 and December 31, 1998, respectively. The valuation allowance was reduced in 1999 due to acquisitions that resulted in the recognition of net deferred tax liabilities of approximately $2,800,000. This allowance has been established due to the uncertainty of the Company to benefit from the federal and state operating loss carryforwards.

                           SIGHT RESOURCE CORPORATION

    Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be allocated as follows:

                                                                                      Years Ended
                                                                                      -----------
                                                                                        December
                                                                                       --------
                                                                                    1999       1998
                                                                                   -------    -------
                                                                                     (in thousands)
Income tax benefit that would be reported in the statement of operations ...       $ 6,644    $ 8,171
Charge to goodwill for recognition of acquired tax assets...................           471        639
                                                                                   -------    -------
                                                                                   $ 7,115    $ 8,810
                                                                                   =======    =======

The net operating loss carryforwards ("NOLs") for federal and state tax purposes at December 25, 1999 are approximately $20,455,000 and $18,901,000, respectively and expire through 2019 and 2004, respectively.

(12) Supplementary Cash Flow Information

     The following represents supplementary cash flow information:

                                                         Years Ended December
                                                         --------------------
                                                      1999       1998        1997
                                                    --------    -------    -------
                                                           (in thousands)

Interest paid ...................................   $    538    $   222    $   343
Non-cash financing activities:
Equity issued associated with Credit Agreement ..         --         --        180
Acquisitions:
Assets acquired .................................     12,632      3,949      5,623
Net liabilities assumed .........................     (4,371)    (1,247)    (3,548)
Notes payable ...................................     (1,300)      (350)        --
Common stock issued .............................         (2)        (1)        --
                                                    --------    -------    -------
Cash paid .......................................      6,959      2,351      2,075
Less cash acquired ..............................       (540)      (150)        --
                                                    --------    -------    -------
Net cash paid for acquisition ...................   $  6,419    $ 2,201    $ 2,075
                                                    ========    =======    =======

(13) Related Party Transactions

     In connection with the exercise of stock options during 1997, the Company's former Executive Vice President and Director (the "Borrower") issued a promissory note (the "Promissory Note") to the Company for $594,000. The Promissory Note is due the earlier of September 2, 2007 or the date upon which the Borrower receives the proceeds of the sale of not less than 20,000 shares of the shares acquired by the exercise of the stock options. Interest

                           SIGHT RESOURCE CORPORATION
accrues at the rate of 6.55%, compounding annually, and is payable on the earlier of the maturity date of the Promissory Note or upon certain defined Events of Default. The Borrower may prepay all or any part of the Note without penalty or premium.

(14)   Operating Segment and Related Information

     The following table presents certain operating segment information.

                                                                        1999
                                                                   (in thousands)
                                                         Laser Vision                        Consolidated
                                                         ------------                        ------------
                                    Eye Care Centers       Correction         All Other         Totals
                                    ----------------       ----------         ---------         ------
Revenues:
  External customers ..............         $ 64,964          $ 2,070          $     --          $ 67,034
Interest:
  Interest revenue ................                1               --                81                82
  Interest expense ................              (39)              (5)             (597)             (641)
                                            --------          -------          --------          --------
Net interest revenue (expense) ....              (38)              (5)             (516)             (559)

Depreciation and amortization .....            3,549              125               154             3,828

Profit (loss) from operations .....            2,021              773            (4,705)           (1,911)
Identifiable assets ...............           29,875              231            10,648            40,754
Capital expenditures ..............            1,282                2               229             1,513

                                                                         1998
                                                                   (in thousands)
                                                         Laser Vision                        Consolidated
                                                         ------------                        ------------
                                    Eye Care Centers       Correction         All Other         Totals
                                    ----------------       ----------         ---------         ------
Revenues:
  External customers ..............         $ 53,100          $ 1,871          $     --          $ 54,971
Interest:
  Interest revenue ................                1               --               183               184
  Interest expense ................              (98)             (34)              (69)             (201)
                                            --------          -------          --------          --------
Net interest revenue (expense) ....              (97)             (34)              114               (17)

Depreciation and amortization .....            2,426              113                57             2,596

Profit (loss) from operations .....            1,423              253            (2,732)           (1,056)
Identifiable assets ...............           28,644              587             2,914            32,145
Capital expenditures ..............            1,316              296                --             1,612

                           SIGHT RESOURCE CORPORATION

                                                                        1997
                                                                   (in thousands)
                                                         Laser Vision                        Consolidated
                                                         ------------                        ------------
                                    Eye Care Centers       Correction         All Other         Totals
                                    ----------------       ----------         ---------         ------
Revenues:
  External customers .................      $ 42,510          $ 2,066           $    --          $ 44,576
Interest:
  Interest revenue ...................            20               --               340               360
  Interest expense ...................           (54)              --              (290)             (344)
                                            --------          -------           -------          --------
Net interest revenue (expense) .......           (34)              --                50                16

Depreciation and amortization ........         1,971              164                48             2,183

Profit (loss) from operations ........          (122)             (97)           (2,514)           (2,733)
Identifiable assets ..................        26,700              624             7,183            34,507
Capital expenditures .................         1,808              140                --             1,948

     Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-makers. Each segment contains closely related products that are unique to the particular segment.

     The principal products of the Company's eye care centers are eyeglasses, frames, ophthalmic lenses and contact lenses.

     Profit from operations is net sales less cost of sales and selling, general and administrative expenses, but is not affected by non-operating charges/income or by income taxes.

     Non-operating charges/income consists principally of net interest expense.

     In calculating profit from operations for individual operating segments, certain administrative expenses incurred at the operating level that are common to more than one segment are not allocated on a net sales basis.

     All intercompany transactions have been eliminated, and intersegment revenues are not significant.

(15) Subsequent Event

      On March 31, 2000, the Company and its primary lender agreed to enter into a revised financing agreement. This agreement includes provisions and financial covenants which supercede the provisions in the 1999 agreement (see Note 6), including the following:

                           SIGHT RESOURCE CORPORATION

a)    Limits the credit facility amounts to the following maximums:
      i.    revolving line note - $2.5 million,
      ii.   term loan - $6.75 million.

b)    Terminates the Company's acquisition line of credit of $10.0 million.

c) The maturity date of the revolving line note and term loan becomes March 31, 2001.

d)    Interest rates on the revolving line note and term loan are as follows:
         Closing date through August 31, 2000                  Prime rate + 1.0%
         From September 1, 2000 through October 31, 2000       Prime rate + 2.0%
         From November 1, 2000 through March 31, 2001          Prime rate + 3.0%

e)    Monthly scheduled principal payments amended as follows:
         April, 2000 through July, 2000                           $83,333.33
         August, 2000 through December, 2000                     $100,000.00
         January, 2001 through March, 2001                       $125,000.00

f) The Company must pay the following amendment fees, unless in the event that a full refinance of the existing obligations occurs on or before August 31, 2000, then the Company shall receive a $30,000.00 repayment of the $80,000.00 amendment fee:
         Closing date                   $80,000.00
         September 1, 2000              $50,000.00
         November 1, 2000               $30,000.00

g) Unless all obligations of the Company to its primary lender are satisfied in full prior to the dates noted below, the Company shall grant its primary lender stand alone warrants exercisable for equivalent shares of the Company's common stock as follows:
         50,000 shares on August 31, 2000
         50,000 shares on December 31, 2000

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1). Index to Consolidated Financial Statements Covered by Report of Independent Auditors

The Consolidated Financial Statements of Sight Resource Corporation are included in Item 8:

     --  Independent Auditors' Report

     --  Consolidated Balance Sheets as of December 25, 1999 and December 26,
         1998

     -- Consolidated Statements of Operations for the Years Ended December 25, 1999, 1998 and 1997

     -- Consolidated Statements of Stockholders' Equity for the Years Ended December 25, 1999, 1998 and 1997

     -- Consolidated Statements of Cash Flows for the Years Ended December 25, 1999, 1998 and 1997

     --  Notes to Consolidated Financial Statements

Item 14(a)(2). Index to Consolidated Financial Statement Schedules

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
   Sight Resource Corporation:

     Under dates of March 10, 2000 and March 31, 2000, we reported on the consolidated balance sheets of Sight Resource Corporation and its subsidiaries as of December 25, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 25, 1999, which are included in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           /s/ KPMG LLP

                                                           KPMG LLP

Boston, Massachusetts
March 31, 2000

                           SIGHT RESOURCE CORPORATION

                 Schedule II--Valuation and Qualifying Accounts

                             (dollars in thousands)

                  FOR THE TWELVE MONTHS ENDED DECEMBER 25,1999

                                                                   Additions
                                                                   ---------
                                                                 (Deductions)
                                                                 ------------

                                                                                  Charged
                                                                                  -------
                                                                   Balance at   (Credited) to                  Balance at
                                                                   ----------   ------------                   ----------
                                                                   Beginning      Costs and                     End of
                                                                   ---------     ----------                     ------
                         Description                                of Year       Expenses     Other Net        Period
                         -----------                                -------       --------     ---------        ------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable..........................          $  748       $ 1,233       $ (100)        $1,881
Valuation allowance for deferred tax assets.................           8,810         1,015       (2,710)         7,115

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998


                                                                                   Additions (Deductions)
                                                                                   ---------------------

                                                                                  Charged
                                                                                  -------
                                                                   Balance at   (Credited) to                  Balance at
                                                                   ----------   ------------                   ----------
                                                                   Beginning      Costs and                     End of
                                                                   ---------     ----------                     ------
                         Description                                of Year       Expenses     Other Net        Period
                         -----------                                -------       --------     ---------        ------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable..........................          $  478        $  215        $  55        $  748
Valuation allowance for deferred tax assets.................           8,869           408         (467)        8,810

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997


                                                                                   Additions (Deductions)
                                                                                   ---------------------

                                                                                  Charged
                                                                                  -------
                                                                   Balance at   (Credited) to                  Balance at
                                                                   ----------   ------------                   ----------
                                                                   Beginning      Costs and                     End of
                                                                   ---------     ----------                     ------
                         Description                                of Year       Expenses     Other Net        Period
                         -----------                                -------       --------     ---------        ------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable..........................          $  353        $  97         $  28        $  478
Valuation allowance for deferred tax assets.................           7,600          738          (531)        8,869

Item 14(a)(3) Exhibits

     The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report and such Exhibit Index is hereby incorporated herein by reference.

                                  EXHIBIT INDEX

    Exhibit
    -------
     Number                                Description
     ------                                -----------

   (2.1) Stock Purchase and Sale Agreement by and among Kent Optical Company, Custom Optics, Inc., Kent-N.W. Grand Rapids, Inc., Kent-Hackley, Inc., Source Optical Supply, Inc., the stockholders of such companies, Kent Acquisition Corporation and Sight Resource Corporation, dated as of April 1, 1999 (incorporated herein by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed with the Securities Exchange Commission on May 6, 1999)

   (3.1) Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form SB-2 File No. 33-56668)

   (3.2) By-Laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement filed with the Securities Exchange Commission on Form SB-2 File No. 33-56668)

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

   (10.1)* Employment Agreement, dated as of December 1, 1992, between the Registrant and William G. McLendon, as amended (incorporated by reference herein to Exhibit 10.5 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

   (10.2)* 1992 Employee, Director and Consultant Stock Option Plan, as amended

   (10.3)* Employment Agreement for Stephen M. Blinn, as amended (incorporated by reference herein to Exhibit 10.18 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)

   (10.4)* Employment Agreement, dated as of February 24, 1995, between the Registrant and Elliot S. Weinstock, O.D. (incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission as
                Exhibit 10.9)

   (10.5)* Amendment Number 1 to Employment Agreement, dated as of January 2, 1997, between the Registrant and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on May 6, 1997)

   (10.6)* Employment Agreement, dated as of January 26, 1998, between the Registrant and William T. Sullivan (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities Exchange Commission)

   (10.7)* Amendment No. 1 to Employment Agreement, dated as of December 4, 1998, between the Registrant and William T. Sullivan (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities Exchange Commission)

   (10.8)* Letter Agreement, dated as of July 27, 1998, between the Registrant and William G. McLendon (incorporated herein by reference to Exhibit 10b of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1998)

   (10.9)* Letter Agreement, dated as of August 3, 1998, between the Registrant and Stephen M. Blinn (incorporated herein by reference to Exhibit 10c of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1998)

   (10.10)* Employment Agreement, dated as of August 17, 1998, between the Registrant and James W. Norton (incorporated herein by reference to Exhibit 10a of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1998)

   (10.11) Form of Management Agreement between certain of the Registrant's subsidiaries and their related optometric professional corporations (incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities Exchange Commission)

   (10.12) Form of Stock Restrictions and Pledge Agreement between certain of the Registrant's subsidiaries, their related optometric professional corporations and the nominee shareholders (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities Exchange Commission)

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

   (10.19) Promissory Note dated as of September 2, 1997 between Sight Resource Corporation and Mr. Stephen Blinn (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12,
                1997)

   (10.20) Series B Convertible Preferred Stock Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 9,
                1997)

   (21)         Subsidiaries of the Company

   (27)         Financial Data Schedule

   (99.1) Loan Agreement by and between Sight Resource Corporation and Fleet National Bank, dated as of April 1, 1999 (incorporated herein by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed with Securities Exchange Commission on May 6,
                1999)

   (99.2) $7,000,000 Term Loan Note between Sight Resource Corporation and Fleet National Bank, dated as of April 1, 1999 (incorporated herein by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed with Securities Exchange Commission on May 6,
                1999)

   (99.3) $3,000,000 Secured Revolving Line Note between Sight Resource Corporation and Fleet National Bank, dated as of April 1, 1999 (incorporated herein by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed with Securities Exchange Commission on May 6, 1999)

   (99.4) $10,000,000 Secured Acquisition Term Note between Sight Resource Corporation and Fleet National Bank, dated as of April 1, 1999 (incorporated herein by reference to Exhibit 99.4 of the Company's Report on Form 8-K filed with Securities Exchange Commission on May 6, 1999)

   (99.5) Borrower Security Agreement by and between Sight Resource Corporation and Fleet National Bank, dated as of April 1, 1999 (incorporated herein by reference to Exhibit 99.5 of the Company's Report on Form 8-K filed with Securities Exchange Commission on May 6, 1999)

   (99.6) Borrower Stock Pledge Agreement by and between Sight Resource Corporation and Fleet National Bank, dated as of April 1, 1999 (incorporated herein by reference to Exhibit 99.6 of the Company's Report on Form 8-K filed with Securities Exchange Commission on May 6, 1999)

   (99.7) Trademark Security Agreement by and between Sight Resource Corporation and Fleet National Bank, dated as of April 1, 1999 (incorporated herein by reference to Exhibit 99.7 of the Company's Report on Form 8-K filed with Securities Exchange Commission on May 6, 1999)

----------
* Management contract or compensatory plan, contract or arrangement.

Item 14(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 25, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Holliston, Massachusetts on March 24, 2000.


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

                 Signature                                 Title                                Date
                 ---------                                 -----                                ----


                                            President (principal executive
                                            officer), Chief Executive
          /s/ WILLIAM T. SULLIVAN           Officer and Director                            March 31, 2000
        ----------------------------
            William T. Sullivan


          /s/ WILLIAM T. MCLENDON           Chairman                                        March 31, 2000
        ----------------------------
            William G. McLendon


            /s/ STEPHEN M. BLINN            Director                                        March 31, 2000
        ----------------------------
              Stephen M. Blinn


           /s/ RICHARD G. DARMAN            Director                                        March 31, 2000
        ----------------------------
             Richard G. Darman

                 Signature                                 Title                                Date
                 ---------                                 -----                                ----

          /s/ GARY JACOBSON, M.D.           Director                                        March 31, 2000
        ----------------------------
            Gary Jacobson, M.D.


          /s/ CHRISTIAN E. CALLSEN          Director                                        March 31, 2000
        ----------------------------
            Christian E. Callsen


           /s/ J. MITCHELL REESE            Director                                        March 31, 2000
        ----------------------------
             J. Mitchell Reese


           /s/ RUSSELL E. TASKEY            Director                                        March 31, 2000
        ----------------------------
             Russell E. Taskey


            /s/ GEORGE CLAIRMONT            Director                                        March 31, 2000
        ----------------------------
              George Clairmont

                                            Chief Financial Officer
                                            (principal financial and
            /s/ JAMES W. NORTON             accounting officer)                             March 31, 2000
        ----------------------------
              James W. Norton