Form 10-Q
period 2000-03-25
SIGHT RESOURCE CORP
filed 2000-05-09
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarterly Period Ended March 25, 2000 Commission File Number 0-21068
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

On May 1, 2000, 9,225,952 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                          Sight Resource Corporation
                                     Index

PART I.    FINANCIAL                                                        Page
                                                                            ----

  Item 1   Financial Statements

           Consolidated Balance Sheets as of March 25, 2000 and
           December 25, 1999                                                   3

           Consolidated Statements of Operations for the Three
           Months Ended  March 25, 2000 and March 27, 1999                     4

           Consolidated Statements of Cash Flows for the Three
           Months Ended  March 25, 2000 and March 27, 1999                     5

           Notes to Consolidated Financial Statements                          6


  Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              10

  Item 3   Quantitative and Qualitative Disclosures About Market Risk         14

  PART II. OTHER INFORMATION

  Item 3   Defaults Upon Senior Securities                                    15

  Item 6   Exhibits and Reports on Form 8-K                                   15

           Signatures                                                         16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                             March 25,      December 25,
                                                               2000            1999
                                                            ----------      -----------
Assets                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                $      554       $      166
   Accounts receivable, net of allowance
     of $1,782 and $1,881, respectively                          3,846            3,583
   Inventories                                                   7,116            6,875
   Prepaid expenses and other current assets                       379              344
                                                            ----------       ----------
      Total current assets                                      11,895           10,968
                                                            ----------       ----------

Property and equipment                                          12,229           12,396
Less accumulated depreciation                                   (6,956)          (6,662)
                                                            ----------       ----------
      Net property and equipment                                 5,273            5,734
                                                            ----------       ----------

Other assets:
   Intangible assets, net                                       22,736           23,131
   Other assets                                                    939              921
                                                            ----------       ----------
     Total other assets                                         23,675           24,052
                                                            ----------       ----------
                                                            $   40,843       $   40,754
                                                            ==========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Revolver notes payable                                   $    1,525       $      975
   Current portion of long term debt                             1,797            1,682
   Current portion of capital leases                                20               28
   Accounts payable                                              5,456            4,606
   Accrued expenses                                              2,050            2,673
                                                            ----------       ----------
      Total current liabilities                                 10,848            9,964
                                                            ----------       ----------
Non-current liabilities:
  Long term debt, less current maturities                        6,374            6,882
  Capital leases                                                    --                2
  Other liabilities                                                 22               22
                                                            ----------       ----------
     Total non-current liabilities                               6,396            6,906
                                                            ----------       ----------

Series B redeemable convertible preferred stock
      1,452,119 shares issued                                    6,535            6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares of Series A issued and outstanding.          --               --
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 9,225,952 at March 25, 2000
     and at December 25, 1999.                                      93               93
   Additional paid-in capital                                   38,500           38,500
   Treasury stock at cost, 30,600 shares at March 25,
      2000 and December 25, 1999.                                 (137)            (137)
   Unearned compensation                                            --               (2)
   Accumulated deficit                                         (21,392)         (21,105)
                                                            ----------       ----------
      Total stockholders' equity                                17,064           17,349
                                                            ----------       ----------
                                                            $   40,843       $   40,754
                                                            ==========       ==========

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Operations
                (In thousands, except share and per share data)


                                                       Three Months Ended
                                                       ------------------
                                                March 25, 2000    March 27, 1999
                                                --------------------------------
                                                           (unaudited)

Net revenue                                       $    17,519       $    15,764

Cost of revenue                                         5,402             5,013
                                                  -----------       -----------

   Gross profit                                        12,117            10,751

Selling, general and administrative expenses           12,168            10,194
                                                  -----------       -----------

Income (loss) from operations                             (51)              557
                                                  -----------       -----------

Other income (expense)
   Interest income                                         12                42
   Interest expense                                      (223)              (82)
   Write-off of deferred financing costs                   --              (323)
                                                  -----------       -----------
     Total other income (expense)                        (211)             (363)
                                                  -----------       -----------

     Income (loss) before income tax expense             (262)              194

Income tax expense                                         25                21
                                                  -----------       -----------

Net income (loss)                                       ($287)      $       173
                                                  ===========       ===========

Net earnings (loss) per common share:
     Basic and diluted                                 ($0.03)      $      0.02
                                                  ===========       ===========

Number of shares used to compute net
     earnings (loss) per common share:
     Basic                                          9,226,000         9,061,000
                                                  ===========       ===========
     Diluted                                        9,226,000        10,564,000
                                                  ===========       ===========

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                       Three Months Ended
                                                                   ---------------------------
                                                                    March 25,       March 27,
                                                                      2000            1999
                                                                   -----------     -----------
                                                                          (unaudited)
Operating activities:
   Net income (loss)                                                     ($287)    $       173
   Adjustments to reconcile net income (loss)  to net cash
         used in operating activities:
      Depreciation and amortization                                        939             809
      Amortization and write off of deferred financing costs                 6             344
      Amortization of unearned compensation                                  2               5
      Loss on sale of assets                                                18              --
      Changes in operating assets and liabilities:
         Accounts receivable                                              (263)           (607)
         Inventories                                                      (241)            (94)
         Prepaid expenses and other current assets                         (35)           (162)
         Accounts payable and accrued expenses                             212            (919)
                                                                   -----------     -----------
          Net cash provided by (used in) operating                         349            (451)
                                                                   -----------     -----------

Investing activities:
   Purchases of property and equipment                                    (247)           (193)
   Payments for acquisitions                                                --          (1,750)
   Proceeds from sale of assets                                            160              --
   Notes issued for acquisition                                             --             300
   Other assets                                                            (22)            (74)
                                                                   -----------     -----------
          Net cash used in investing activities                           (109)         (1,717)
                                                                   -----------     -----------

Financing activities:
   Principal payments                                                     (402)            (60)
   Proceeds from notes                                                     550           1,259
   Other liabilities                                                        --              63
                                                                   -----------     -----------
          Net cash provided by financing activities                        148           1,262
                                                                   -----------     -----------

Net increase (decrease) in cash and cash equivalents                       388            (906)

Cash and cash equivalents, beginning of period                             166           1,860
                                                                   -----------     -----------
Cash and cash equivalents, end of period                           $       554     $       954
                                                                   ===========     ===========

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

     (b)  Acquisitions

          Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. The Company preliminarily recorded $450 in acquisition reserves, of which the Company provided a reserve of $400 for the potential closing of two stores and one laboratory, and a reserve of $50 for costs to sever administrative, store and laboratory personnel. During 1999, the Company further revised its plan and determined that no stores or laboratories would be closed. The Company reduced these reserves by $450 against goodwill as an adjustment to the cost of the acquired enterprise. No amounts have been charged against the acquisition reserves. At March 25, 2000, there were no purchase accounting reserves for this acquisition.

          Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical Company and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5,209 in cash, $1,000 in notes payable over three years and 160,000 shares of common stock. Kent operated 28 eye care centers in Michigan. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded $91.5 as a reserve for potential costs to sever administrative and store personnel. At March 25, 2000, no amounts have been charged against this reserve.

          The following unaudited pro forma financial information for the Company gives effect to the acquisition of Kent as if it became effective on January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Kent acquisition occurred on the date indicated, or which may result in the future.

                          Sight Resource Corporation
                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

                                                                              Three Months Ended
                                                                       March 25, 2000      March 27, 1999
          Revenue...................................................     $   17,519         $   18,319
          Net loss..................................................           (287)              (471)
          Basic and diluted loss per share..........................          (0.03)             (0.05)
          Weighted average number of common shares outstanding......      9,226,000          9,221,000

          The above unaudited pro forma financial information reflects certain adjustments, including amortization of goodwill, and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of 1999 and is not necessarily indicative of the results that may be obtained in the future.

(2)  Summary of Significant Accounting Policy

     Basis of Presentation

          The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of March 25, 2000 and the results of its operations and cash flows for the periods presented.

          The Company's fiscal year ends on the last Saturday in December. Each quarter represents a thirteen-week period, except during a 53-week year. The quarters ended March 25, 2000 and March 27, 1999 were thirteen-weeks. Fiscal year 2000 is a 53-week fiscal year and 1999 was a 52-week fiscal year.

          The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K for the year ended December 25, 1999.

(3)  Earnings Per Share

          The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, if applicable, for the three months ended March 25, 2000 and March 27, 1999:

                          Sight Resource Corporation
                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

                                                                  Three Months Ended Three Months Ended
                                                                  -------------------------------------
                                                                      March 25,             March 27,
                                                                         2000                 1999
                                                                    ------------          ------------
Basic Earnings Per Share
Net income (loss)                                                          ($287)         $        173
                                                                    ------------          ------------
Net income (loss) available to common shareholders                          (287)                  173
                                                                    ============          ============
Weighted average common shares outstanding                             9,226,000             9,061,000
Net income (loss) per share                                               ($0.03)         $       0.02
                                                                    ============          ============
Diluted Earnings Per Share
Net income (loss)                                                          ($287)         $        173
                                                                    ------------          ------------
Net income (loss) available to common shareholders                          (287)                  173
                                                                    ============          ============
Weighted average common shares outstanding                             9,226,000             9,061,000
Convertible preferred stock                                                    0             1,452,000
Options                                                                        0                51,000
                                                                    ------------          ------------
Weighted average common shares outstanding and
   potential shares                                                    9,226,000            10,564,000
                                                                    ============          ============
Net income (loss) per share                                               ($0.03)         $       0.02
                                                                    ============          ============

The options, warrants and convertible preferred stock were not included in the computation of diluted earnings per share for the three months ended March 25, 2000, since they would have been antidilutive.


(4)  Operating Segment and Related Information

The following table presents certain operating segment information.

                                                For the three months ended March 25, 2000 and March 27, 1999


                                       Eye Care              Laser Vision                                   Consolidated
                                       Centers                Correction             All  Other               Totals
                                       -------                ---------              ----------               ------
                                   2000        1999         2000       1999       2000        1999       2000        1999
                                   ----        ----         ----       ----       ----        ----       ----        ----
        Revenues:
   External customers            $17,349     $15,100        $170       $664          $0          $0     $17,519     $15,764

Interest:
   Interest income                     0           0           0          0          12          42          12          42
   Interest expense                   (5)        (25)          0         (2)       (218)        (55)       (223)        (82)
                                 --------    -------        ----       ----      ------      ------     -------     -------
      Net interest expense            (5)        (25)          0         (2)       (206)        (13)       (211)        (40)

Depreciation and amortization        892         741           3         33          44          35         939         809

Income/(loss) from operations      1,092       1,433           0        243      (1,144)     (1,119)        (52)        557

Identifiable assets               30,616      29,766          10        614      10,217       3,790      40,843       4,170

Capital expenditures                 231         193           2          0          14           0         247         193

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

(5)  Subsequent Event

On April 20, 2000, the Company retained PaineWebber Incorporated as its financial advisor to work with management in exploring strategic alternatives to support the future growth of the business and maximize shareholder value. The Company expects to explore a full range of strategies available to the Company including mergers, joint ventures, strategic partnerships and equity or debt financing.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10-K for the fiscal year ended December 25, 1999 filed with the Securities and Exchange Commission.

Overview

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of March 25, 2000, the Company's operations consisted of 130 eye care centers, with two regional optical laboratories and three distribution centers, making the Company one of the fifteen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services.

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

Results of Operations

Three Months Ended March 25, 2000 and March 27, 1999

Net Revenue. The Company generated net revenue of approximately $17.3 and $0.2 million during the three months ended March 25, 2000 from the operation of its 130 eye care centers and laser vision correction affiliation, respectively, as compared to net revenue of approximately $15.1 and $0.7 million from its 102 eye care and two LVC centers, respectively, for the three months ended March 27, 1999. The $1.7 million, or 10.8%, increase in total net revenue primarily relates to the additional 28 eye care centers acquired since March, 1999, partially offset by a $0.5 million revenue reduction in laser vision correction.

Cost of Revenue. Cost of revenue increased from approximately $4.7 million for the operation of the 102 eye care centers for the three months ended March 27, 1999 to approximately $5.3 million for the operation of the 130 eye care centers for the three months ended March 25, 2000. Cost of revenue decreased to $0.1 million from the operation of laser vision affiliations for the three months ended March 25, 2000 compared to $0.4 million for the operation of two LVC centers for the three months ended March 27, 1999. Total cost of revenue as a percentage of net revenue decreased from 31.8% for the three months ended March 27, 1999 to 30.8% for the three months ended March 25, 2000. The improvement as a percentage of net revenue reflects the realization of purchase economies, the Kent acquisition which had a lower cost of revenue as a percentage of net revenue, and a reduction in laser vision correction revenue which had a higher cost of revenue as a percentage of net revenue. Cost of revenue principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to the Company's customers and (ii) the cost of delivering LVC services, including depreciation and maintenance on excimer lasers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $12.2 million for the three months ended March 25, 2000 as compared to approximately $10.2 million for the three months ended March 27, 1999. The increase primarily relates to payroll and facility costs incurred in operating the 28 additional eye care centers acquired effective April 1, 1999.

Other Income and Expense. Interest income totaled $12,000 for the three months ended March 25, 2000 as compared to $42,000 for the three months ended March 27, 1999. This decrease resulted from the investment of a lower average cash and cash equivalents balance during the first three months of 2000 as compared to the same period in 1999. Interest expense totaled $223,000 for the three months ended March 25, 2000 as compared to $82,000 for the three months ended March 27, 1999. The increase is associated with a higher average balance of debt outstanding during the first three months of 2000 as compared to the same period in 1999. The non-cash write-off of deferred financing costs for the three months ended March 27, 1999 resulted from the costs incurred in connection with the termination of the Company's prior credit facility.

Net Income (Loss). The Company realized a net loss of $287,000, or $0.03 per share on a basic and diluted weighted average basis, for the three months ended March 25, 2000 as compared to net income of $173,000, or $0.02 per share on a basic and diluted weighted average basis, for the three months ended March 27, 1999.

Liquidity and Capital Resources

At March 25, 2000, the Company had approximately $0.6 million in cash and cash equivalents and working capital of approximately $1.0 million, in comparison to approximately $0.2 million in cash and cash equivalents and working capital of approximately $1.1 million as of December 25, 1999. As compared to December 25, 1999, current assets have increased by $0.9 million and current liabilities have increased by $1.0 million. Working capital is essentially unchanged at March 25, 2000 as compared to December 25, 1999.

Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1.75 million in cash, $0.3 million in notes payable in substantially equal installments commencing January, 2000 and continuing until January, 2002, and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting.

Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical Company and its affiliates (collectively, "Kent"). The purchase price of this acquisition was $5.2 million in cash, $1.0 million in notes payable in annual substantially equal installments commencing April, 2000 and continuing until April, 2002, and 160,000 shares of common stock. Kent operated 28 eye care centers in central and southwest Michigan. The acquisition was accounted for using the purchase method of accounting.

As of March 25, 2000, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                                   Securities       Potential
                                                             Outstanding      Proceeds
---------------------------------------------------------------------------------------
Class II Warrants                                               290,424      $2,032,968
Representative Warrants                                         170,000       1,400,000
Bank Austria AG, f/k/a Creditanstalt, Warrants                  150,000         693,750
                                                                             ----------
                                                                             $4,126,718
                                                                             ==========

As of March 25, 2000, the Company also has outstanding 382,791 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these warrants cannot be estimated at this time.

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

On April 15, 1999, the Company entered into a Loan Agreement (the "1999 Agreement") with a bank pursuant to which the Company could borrow $10.0 million on an acquisition line of credit, $7.0 million on a term loan basis and $3.0 million on a revolving line of credit basis, subject to certain performance criteria and a asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bore interest at either the bank's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the Company's election. The term loan facility bore interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bore interest at the bank's prime rate or LIBOR plus 2.0% at the Company's election. As of March 25, 2000, $6.583 million was borrowed on the term loan and $1.525 million was borrowed on the revolving credit facility.

At December 25, 1999, the Company was not in compliance with the following financial covenants of the 1999 Agreement: minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. However, on March 31, 2000, the Company and the bank entered into a modification agreement that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the modification agreement limits the revolving line note to $2.5 million and the term loan to $6.75 million and establishes the maturity date for each of these credit lines as March 31, 2001. Also, the modification agreement establishes the following interest rates for both the revolving line note and term loan: (i) from closing date of the agreement through August 31, 2000 " prime rate plus 1.0%; (ii) from September 1, 2000 through October 31, 2000 " prime rate plus 2.0%; and (iii) from November 1, 2000 through March 31, 2001 " prime rate plus 3.0%. The scheduled monthly principal payments for the term loan are adjusted to $83,333.33 from April, 2000 through July, 2000, $100,000.00 from August, 2000 through December, 2000 and $125,000.00 from January, 2001 through March, 2001. The Company intends to consider and pursue alternative lenders to refinance this credit arrangement on a long-term basis. In addition, the Company has retained PaineWebber Incorporated as its financial advisor to work with management in exploring strategic alternatives, including mergers, joint ventures, strategic partnerships and equity or debt financing, to support the future growth of the business and maximize shareholder value.

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

Recent Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities, and required adoption in periods beginning after June 15, 2000. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("Accounting for Derivative Instruments and Hedging Activities"). SFAS No. 137 will be effective for fiscal years beginning after June 15, 2000. SFAS 137, which becomes effective for the Company in its year ending December 31, 2001, is not expected to have a material impact on the consolidated financial statements of the Company.

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

Item 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments) is not material.

PART II.  OTHER INFORMATION

     Item 3.   Defaults Upon Senior Securities

     On April 15, 1999, the Company entered into a loan agreement with Fleet National Bank ("Fleet") which provided for a $3.0 million revolving line of credit, $10.0 million acquisition line of credit and $7.0 million term loan. As of December 25, 1999, the Company had $975,000 outstanding on the revolving line of credit, $6.8 million outstanding on the term loan and no balance outstanding on the acquisition line of credit. At that time, the Company was not in compliance with certain negative covenants contained in the loan agreement relating to (i) minimum net worth, (ii) minimum debt service coverage, (iii) maximum funded debt service coverage and (iv) minimum net profit. On March 31, 2000, the Company and Fleet entered into a modification agreement that amended the loan agreement in order to, among other things, waive the Company's default resulting from noncompliance with the covenants, adjust some of the covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the modification agreement limits the revolving line of credit to $2.5 million, the term loan to $6.75 million and establishes the maturity date for each of the credit line and term loan as of March 31, 2001. The Company intends to consider and pursue alternative lenders to refinance its credit arrangement with Fleet on a long-term basis.

     Item 6.   Exhibits and Reports on Form 8-K


               (a)  Exhibits

                    Exhibit
                      No.          Title
                      ---          -----
                      10.1         Modification Agreement, dated March 31, 2000
                                   between the Company and Fleet National Bank

                      27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    No reports on Form 8-K were filed during the quarter covered by this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Sight Resource Corporation

Date:       May 8, 2000                    By: /S/ WILLIAM T. SULLIVAN
            -----------                    ---------------------------
                                           William T. Sullivan
                                           President and Chief Executive Officer
                                           (principal executive officer)





Date:       May 8, 2000                    By: /S/ JAMES NORTON
            -----------                    --------------------
                                           James Norton
                                           Chief Financial Officer
                                           (principal financial officer)

                                 Exhibit Index

Exhibit No.     Title
-----------     ---------------------------------------------------------
     10.1       Modification Agreement, dated March 31, 2000, between the
                Company and Fleet National Bank

     27         Financial Data Schedule