Form 10-Q
period 2000-06-24
SIGHT RESOURCE CORP
filed 2000-08-07
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarterly Period Ended June 24, 2000 Commission File Number 0-21068
                               -------------                        -------

                          Sight Resource Corporation
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               Delaware                                 04-3181524
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

                                                              Yes   X    No_____
                                                                  ------

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On July 31, 2000, 9,225,952 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                          Sight Resource Corporation
                                     Index

PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----

Item 1     Financial Statements

           Consolidated Balance Sheets as of June 24, 2000 and
           December 25, 1999                                                 3

           Consolidated Statements of Operations for the Three and Six
           Months Ended June 24, 2000 and June 26, 1999                      4

           Consolidated Statements of Cash Flows for the Three and Six
           Months Ended June 24, 2000 and June 26, 1999                      5

           Notes to Consolidated Financial Statements                        6


Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            11

Item 3     Quantitative and Qualitative Disclosures About Market Risk       15


PART II. OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders              16

Item 5     Other Information                                                16

Item 6     Exhibits and Reports on Form 8-K                                 17

           Signatures                                                       18

           Exhibit Index                                                    19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                    June 24,           December 25,
                                                                      2000                 1999
                                                                ------------------   -----------------
Assets                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                                $  65               $ 166
   Accounts receivable, net of allowance
     of $1,962 and $1,881, respectively                                     3,477               3,583
   Inventories                                                              7,161               6,875
   Prepaid expenses and other current assets                                  362                 344
                                                                -----------------    ----------------
      Total current assets                                                 11,065              10,968
                                                                -----------------    ----------------

Property and equipment                                                     11,075              12,396
Less accumulated depreciation                                              (6,196)             (6,662)
                                                                -----------------    ----------------
      Net property and equipment                                            4,879               5,734
                                                                -----------------    ----------------

Other assets:
   Intangible assets, net                                                  22,305              23,131
   Other assets                                                               939                 921
                                                                -----------------    ----------------
      Total other assets                                                   23,244              24,052
                                                                -----------------    ----------------
                                                                          $39,188             $40,754
                                                                =================    ================

Liabilities and Stockholders' Equity
Current liabilities:

   Revolver notes payable                                                  $1,775               $ 975
   Current portion of long term debt                                        6,922               1,682
   Current portion of capital leases                                            7                  28
   Accounts payable                                                         5,109               4,606
   Accrued expenses                                                         1,817               2,673
                                                                -----------------    ----------------
      Total current liabilities                                            15,630               9,964
                                                                -----------------    ----------------

Non-current liabilities:
  Long term debt, less current  maturities                                    632               6,882
  Capital leases                                                              ---                   2
  Other liabilities                                                            22                  22
                                                                -----------------    ----------------
     Total non-current liabilities                                            654               6,906
                                                                -----------------    ----------------

Series B redeemable convertible preferred stock
      1,452,119 shares issued                                               6,535               6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares of Series A issued and outstanding.                    ---                 ---
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; issued 9,225,952 at June 24, 2000
     and at December 25, 1999.                                                 93                  93
   Additional paid-in capital                                              38,500              38,500
   Treasury stock at cost, 30,600 shares at June 24,
      2000 and December 25, 1999.                                            (137)               (137)
   Unearned compensation                                                      ---                 (2)
   Accumulated deficit                                                    (22,087)            (21,105)
                                                                -----------------    ----------------
      Total stockholders' equity                                           16,369              17,349
                                                                -----------------    ----------------
                                                                          $39,188             $40,754
                                                                =================    ================

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statement of Operations
                (In thousands, except share and per share data)

                                                       Three Months Ended                 Six Months Ended
                                                 -------------------------------  ---------------------------------
                                                   June 24,         June 26,         June 24,          June 26,
                                                     2000             1999             2000              1999
                                                 -------------------------------  ---------------------------------
                                                           (Unaudited)                       (Unaudited)
Net revenue                                           $16,483           $17,582         $34,002            $33,346
Cost of revenue                                         5,120             5,827          10,522             10,840
                                                 ------------    --------------   -------------       ------------
  Gross profit                                         11,363            11,755          23,480             22,506
Selling, general and administrative expenses           11,697            11,300          23,865             21,494
                                                 ------------    --------------   -------------       ------------
Income (loss) from operations                            (334)              455            (385)             1,012
                                                 ------------    --------------   -------------       ------------
Other income (expense)
  Interest income                                          17                19              29                 61
  Interest expense                                       (296)             (162)           (519)              (244)
  Write off of deferred financing costs                   (60)              ---             (60)              (323)
                                                 ------------    --------------   -------------       ------------
   Total other income (expense)                          (339)             (143)           (550)              (506)
                                                 ------------    --------------   -------------       ------------

  Income (loss) before income tax expense                (673)              312            (935)               506
Income tax expense                                         22                24              47                 45
                                                 ------------    --------------   -------------       ------------
Net income (loss)                                       ($695)          $   288           ($982)           $   461
                                                 ============    ==============   =============       ============

Net earnings (loss) per common share:
  Basic                                                ($0.08)          $  0.03          ($0.11)           $  0.05
                                                 ============    ==============   =============       ============
  Diluted                                              ($0.08)          $  0.03          ($0.11)           $  0.04
                                                 ============    ==============   =============       ============
Weighted average number of common shares
outstanding used to compute net earnings (loss)
per common share:
  Basic                                             9,226,000         9,214,000         9,226,000        9,137,000
                                                 =============   ===============  ================  ===============
  Diluted                                           9,226,000        10,771,000         9,226,000       10,663,000
                                                 =============   ===============  ================  ===============


         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                                             Six Months Ended
                                                                    -----------------------------------
                                                                      June 24,              June 26,
                                                                        2000                  1999
                                                                    -----------------------------------
                                                                                (unaudited)
Operating activities:
  Net income (loss)                                                     ($982)           $      461
  Adjustments to reconcile net income to net cash
      used in operating activities:
   Depreciation and amortization                                        1,980                 1,755
   Amortization and write off of deferred financing costs                 135                   343
   Amortization of unearned compensation                                    2                    10
   Loss on sale of assets                                                  20                   ---
   Changes in operating assets and liabilities:
     Accounts receivable                                                  106                    69
     Inventories                                                         (287)                 (522)
     Prepaid expenses and other current assets                            (18)                 (124)
     Accounts payable and accrued expenses                               (404)               (3,005)
                                                                    ---------            ----------
        Net cash provided by (used in) operating activities               552                (1,014)
                                                                    ---------            ----------

Investing activities:
   Purchases of property and equipment                                   (420)                 (400)
   Net payments for acquisitions                                          ---                (6,419)
   Proceeds from sale of assets                                           160                   ---
   Other assets                                                          (152)                  546
                                                                    ---------            ----------
        Net cash used in investing activities                            (412)               (6,273)
                                                                    ---------            ----------

Financing activities:
   Principal payments                                                  (1,041)               (2,689)
   Proceeds from notes                                                    800                 9,234
   Other liabilities                                                      ---                  (130)
                                                                    ---------            ----------
        Net cash provided by (used in) financing activities              (241)                6,415
                                                                    ---------            ----------
Net decrease in cash and cash equivalents                                (101)                 (872)
Cash and cash equivalents, beginning of period                            166                 1,860
                                                                    ---------            ----------
Cash and cash equivalents, end of period                            $      65            $      988
                                                                    =========            ==========

Supplemental cash flow information:
    Interest paid                                                   $     414            $      115
    Income taxes paid                                                      58                    89

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

      (b) Acquisitions
           Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. The Company preliminarily recorded $450 in acquisition reserves, of which the Company provided a reserve of $400 for the potential closing of two stores and one laboratory, and a reserve of $50 for costs to sever administrative, store and laboratory personnel. During 1999, the Company further revised its plan and determined that no stores or laboratories would be closed. The Company reduced these reserves by $450 against goodwill as an adjustment to the cost of the acquired enterprise. No amounts have been charged against the acquisition reserves. At June 24, 2000, there were no purchase accounting reserves for this acquisition.

           Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical Company and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5,209 in cash, $1,000 in notes payable over three years and 160,000 shares of common stock. Kent operated 28 eye care centers in Michigan. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded $91.5 as a reserve for potential costs to sever administrative and store personnel. At June 24, 2000, no amounts have been charged against this reserve.

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

                          Sight Resource Corporation
                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

                                                                         Three Months Ended                 Six Months Ended
                                                                         ------------------                 ----------------
                                                                   June 24, 2000    June 26, 1999    June 24, 2000    June 26, 1999
                                                                   -------------    -------------    -------------    -------------
Revenue...........................................................  $   16,483     $   17,582         $   34,002        $   35,901
Net income/(loss).................................................       (695)            288              (982)             (183)
Basic and diluted earnings/(loss) per share.......................      (0.08)           0.03             (0.11)            (0.02)
Weighted average number of common shares outstanding..............   9,226,000      9,214,000          9,226,000         9,297,000

         The above unaudited pro forma financial information reflects certain adjustments, including amortization of goodwill, and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the Kent acquisition taken place at the beginning of 1999 and is not necessarily indicative of the results that may be obtained in the future.

     (2) Summary of Significant Accounting Policy
         Basis of Presentation
          The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of June 24, 2000 and the results of its operations and cash flows for the periods presented.

          The Company's fiscal year ends on the last Saturday in December. Each quarter represents a thirteen-week period, except during a fifty-three week year in which case the fourth quarter represents a fourteen-week period. The quarters ended June 24, 2000 and June 26, 1999 were thirteen-weeks; the six months ended June 24, 2000 and June 26, 1999 represent 26-week periods. Fiscal year 2000 is a fifty-three week fiscal year and 1999 was a fifty-two week fiscal year.

          The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K for the year ended December 25, 1999.

     (3) Earnings Per Share

          The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, if applicable, for the three and six months ended June 24, 2000 and June 26, 1999:

                          SIGHT RESOURCE CORPORATION
                  Notes to Consolidated Financial Statements

                                                                 Three Months Ended                  Six Months Ended
                                                             -------------------------      ---------------------------------
                                                              June 24,       June 26,          June 24,          June 26,
                                                                2000          1999              2000              1999
                                                                ----          ----              ----              ----
Basic Income Per Share
Net income/(loss)                                                 ($695)  $       288            ($982)      $       461
                                                             ----------   -----------       ----------       -----------
Net income/(loss) available to common shareholders                 (695)          288             (982)              461
                                                             ==========   ===========       ==========       ===========
Weighted average common shares outstanding                    9,226,000     9,214,000        9,226,000         9,137,000
Net income/(loss) per share                                      ($0.08)  $      0.03           ($0.11)      $      0.05
                                                             ==========   ===========       ==========       ===========
Diluted Income Per Share
Net income/(loss)                                                 ($695)  $       288            ($982)      $       461
                                                             ----------   -----------       ----------       -----------
Net income/(loss) available to common shareholders                 (695)          288             (982)              461
                                                             ==========   ===========       ==========       ===========
Weighted average common shares outstanding                    9,226,000     9,214,000        9,226,000         9,137,000
Convertible preferred stock                                         ---     1,452,000              ---         1,452,000
Options and warrants                                                ---       105,000              ---            74,000
                                                             ----------   -----------       ----------       -----------
Weighted average common shares outstanding and
   potential diluted shares                                   9,226,000    10,771,000        9,226,000        10,663,000
                                                             ==========   ===========       ==========       ===========
Net income/(loss) per share                                      ($0.08)  $      0.03           ($0.11)      $      0.04
                                                             ==========   ===========       ==========       ===========




The options, warrants and convertible preferred stock were not included in the computation of diluted earnings per share for the three and six months ended June 24, 2000 since they would have been antidilutive.

                           Sight Resource Corporation
                   Notes to Consolidated Financial Statements

                 (In thousands, except share and per share data)

     (4) Operating Segment and Related Information

          The following tables present certain operating segment information.

          For the three months ended June 24, 2000 and June 26, 1999:

                                  Eye Care               Laser Vision                                      Consolidated
                                   Centers                Correction             All Others                    Totals
                                   -------                ----------             ----------                    ------
                              2000         1999        2000        1999        2000         1999         2000           1999
                              ----         -----       ----        ----        -----        ----         ----           ----
Revenues:
   External customers        $16,279      $16,927      $204        $655        $   0        $   0       $16,483        $17,582

Interest:
   Interest income                 0            0         0           0           17           19            17             19
   Interest expense               (9)          (8)        0          (1)        (347)        (153)         (356)          (162)
                             --------     --------     -----       -----       ------       ------      --------       --------
       Net interest income/
       (expense)                  (9)          (8)        0          (1)         330         (134)          339           (143)
Depreciation and
amortization                     974          875         1          34           50           37         1,025            946

Income/(loss) from
operations                       752        1,194        50         273       (1,136)      (1,012)         (334)           455

Identifiable assets           29,333       31,522        15         651        9,840       10,329        39,188         42,503

Capital expenditures             143          145         0           0           30           62           173            207

          For the six months ended June 24, 2000 and June 26, 1999:

                                       Eye Care                 Laser Vision                                     Consolidated
                                       Centers                   Correction            All Others                    Totals
                                       -------                   ----------            ----------                    ------
                                 2000           1999          2000      1999        2000        1999           2000         1999
                                 ----           ----          ----      ----        ----        ----           ----         ----
Revenues:
   External customers           $33,628       $32,027         $374      $1,319     $   0        $   0        $34,002       $33,346

Interest:
   Interest income                    0             0            0           0        29           61             29            61
   Interest expense                 (14)          (33)           0          (3)     (565)        (531)          (579)         (567)
                                -------       -------         ----      ------     -----        -----        -------       -------
       Net interest income/
       (expense)                    (14)          (33)           0          (3)      536         (470)          (550)         (506)
Depreciation and
amortization                      1,882         1,616            4          67        94           72          1,980         1,755

Income/(loss) from
operations                        1,845         2,627           50         516    (2,280)      (2,131)          (385)        1,012

Identifiable assets              29,333        31,522           15         651     9,840       10,329         39,188        42,503

Capital expenditures                373           338            2           0        44           62            419           400

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

(5) Other Information

     The Company has been notified that the Nasdaq National Market ("Nasdaq") has determined that the Company no longer meets the criteria to continue its listing on Nasdaq for the following reasons: (1) the Company does not meet the minimum net tangible assets requirement of $4,000 and (2) the Company has not maintained a minimum bid price per share of Common Stock of $1.00 during the 30 trading days preceding the date of Nasdaq's notice. The Company has filed an appeal of Nasdaq's determination and a hearing on the matter has been scheduled for August 31, 2000.

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

Overview

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of June 24, 2000, the Company's operations consisted of 128 eye care centers, with two regional optical laboratories and three distribution centers, making the Company one of the fifteen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services.

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

Results of Operations

Three Months and Six Months Ended June 24, 2000 and June 26, 1999

Net Revenue. During the three months ended June 24, 2000, the Company generated net revenue of approximately $16.3 and $0.2 million from the operation of its 128 eye care centers and laser vision correction affiliation, respectively, as compared to net revenue of approximately $16.9 and $0.7 million from its 130 eye care and two LVC centers, respectively, for the three months ended June 26, 1999. Net revenue for the first six months of fiscal 2000 were approximately $33.6 million and $0.4 million from the operations of its eye care centers and laser vision correction affiliation, respectively, as compared to net revenue of approximately $32.0 million and $1.3 million from its eye care centers and LVC centers for the comparable period of fiscal 1999. The $1.1 million, or 6.3% decrease in total net revenue for the three months ended June 24, 2000 relates to lower average net sales per store. The $0.7 million or 2.0% increase in total net revenue for the first six months of fiscal 2000 relates primarily to the additional 37 eye care centers acquired since January 1, 1999, offset somewhat by reduced laser vision correction revenues.

Cost of Revenue. Cost of revenue decreased from approximately $5.5 million and $0.3 million from the operation of the 130 eye care centers and two LVC centers, respectively, for the three months ended June 26, 1999 to approximately $4.9 million and $0.2 million from the operation of the 128 eye care centers and the Company's laser vision correction affiliation, respectively, for the three months ended June 24, 2000. Total cost of revenue as a percentage of net revenue decreased from 33.1% for the three months ended June 26, 1999 to 31.1% for the three months ended June 24, 2000. Cost of revenue increased from approximately $10.1 million from the operation of the eye care centers for the first six months of 1999 to approximately $10.2 million for the first six months of 2000. Cost of revenue decreased from approximately $0.7 million from the operation of the Company's LVC centers for the first six months of 1999 to approximately $0.3 million from its laser vision correction affiliation for the first six months of 2000. Cost of revenue as a percentage of net revenue decreased from 32.5% for the six months ended June 26, 1999 to 30.9% for the six months ended June 24, 2000. The improvement as a percentage of net revenue primarily reflects the realization of purchasing economies, less sales price discounting, and, to a lesser extent, some small retail price increases. Cost of revenue principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to customers of the Company and (ii) the cost of delivering LVC services, including depreciation and maintenance on excimer lasers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $11.7 million and $23.9 million for the three months and six months ended June 24, 2000 as compared to approximately $11.3 million and $21.5 million for the three and six months ended June 26, 1999. The increase primarily relates to inflationary pressures that increased payroll and occupancy costs. Selling, general and administrative expense, as a percentage of net revenue, increased from 64.3% to 71.0% for the three months ended June 24, 2000, and increased from 64.5% to 70.2% for the six months ended June 24, 2000 as compared to the corresponding periods in 1999. The increase relates to inflationary pressures that increased payroll and occupancy cost as well as payroll and facility costs incurred in operating additional eye care centers in the first quarter of 2000 as compared to the corresponding period in fiscal 1999.

Other Income and Expense. Interest income totaled $17,000 and $29,000 for the three months and six months ended June 24, 2000, respectively, as compared to $19,000 and $61,000 for the three and six months ended June 26, 1999, respectively. This decrease resulted from the investment of a lower average cash and cash equivalents balance during the first and second quarters of 2000 as compared to the same period in 1999. Interest expense totaled $296,000 and $519,000 for the three and six months ended June 24, 2000, respectively, as compared to $162,000 and $244,000 for the three and six months ended June 26, 1999, respectively. The increase resulted from higher interest rates and a higher average balance of debt outstanding during the first and second quarters of 2000 as compared to the same periods in 1999. The non-cash write-off of deferred financing costs for the three months ended June 24, 2000 resulted from the costs associated with the Company's credit facility that are required by GAAP to be written off in connection with the execution of the loan modification dated March 31, 2000.

Income Taxes. The effective tax rate includes the utilization of net operating loss carry forwards and the amounts for state income taxes.

Net Income (Loss). The Company realized a net loss of $695,000, or ($0.08) per share on a basic and diluted weighted average basis, for the three months ended June 24, 2000 as compared to net income of $288,000, or $0.03 per share on a basic and diluted basis, for the same period last year. The Company realized a net loss of $982,000 or ($0.11) per share basic and diluted for the six months ended June 24, 2000, as compared to net income of $461,000 or $0.05 per share basic and $0.04 on a diluted basis for the same period last year.

Liquidity and Capital Resources

At June 24, 2000, the Company had approximately $0.065 million in cash and cash equivalents and a working capital deficit of approximately ($4.6) million, in comparison to approximately $0.2 million in cash and cash equivalents and working capital of approximately $1.0 million as of December 25, 1999. As compared to December 25, 1999, current assets have increased by $0.1 million and current liabilities have increased by $5.7 million. The decrease in working capital and increase in current liabilities is primarily due to the bank debt of $6.3 million which is now classified as current with a maturity date of March 31, 2001.

To date the Company has financed its capital expenditures, operating requirements, growth and acquisitions primarily through cash from operations, bank borrowings, the public and private sale of its equity securities and lease financing. On March 31, 2001, the Company's bank debt, which has an outstanding balance of approximately $6.3 million as of July 31, 2000, will mature. The Company is presently in discussions with potential lenders to pursue a refinancing of the existing bank debt. If the Company is unable to refinance the bank debt before it matures, the Company's financial condition could be materially adversely affected. In addition to pursuing the refinancing, the Company has retained Paine Webber Incorporated as its financial advisor to work with management in exploring strategic alternatives for the Company, including mergers, joint ventures, strategic partnerships and equity or debt financing.

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

As of June 24, 2000, the Company had securities outstanding which provide it with potential sources of financing as outlined below:

Securities                                              Securities    Potential
                                                       Outstanding     Proceeds
-------------------------------------------------------------------------------
Class II Warrants                                          290,424   $2,032,968
Representative Warrants                                    170,000    1,400,000
Bank Austria AG, f/k/a Creditanstalt, Warrants             150,000      693,750
                                                                     ----------
                                                                     $4,126,718
                                                                     ==========

As of June 24, 2000, the Company also has outstanding 374,582 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these warrants cannot be estimated at this time.

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

On April 15, 1999, the Company entered into a Credit Agreement (the "1999 Agreement") with a bank pursuant to which the Company could borrow $10.0 million on an acquisition line of credit, $7.0 million on a term loan basis and $3.0 million on a revolving line of credit basis, subject to certain performance criteria and a asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bore interest at either the bank's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the Company's election. The term loan facility bore interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bore interest at the bank's prime rate or LIBOR plus 2.0% at the Company's election. As of June 24, 2000, $6.3 million was borrowed on the term loan and $1.775 million was borrowed on the revolving credit facility.

At December 25, 1999, the Company was not in compliance with the following financial covenants of the 1999 Agreement: minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. However, on March 31, 2000, the Company and the bank entered into a modification agreement that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the modification agreement limits the revolving line note to $2.5 million and the term loan to $6.75 million and establishes the maturity date for each of these credit lines as March 31, 2001. Also, the modification agreement establishes the following interest rates for both the revolving line note and term loan: (i) from the closing date of the agreement through August 31, 2000 - prime rate + 1.0%; (ii) from September 1, 2000 through October 31, 2000 - prime rate + 2.0%; and (iii) from November 1, 2000 through March 31, 2001 - prime rate + 3.0%. The scheduled monthly principal payments for the term loan have been adjusted to $83,333.33 from April, 2000 through July, 2000, $100,000.00 from August, 2000 through December, 2000 and $125,000.00 from January, 2001 through March, 2001. The Company intends to consider and pursue alternative lenders to refinance this credit arrangement on a long-term basis. In addition, the Company has retained PaineWebber Incorporated as its financial advisor to work with management in exploring strategic alternatives, including mergers, joint ventures, strategic partnerships and equity or debt financing, to support the future growth of the business and maximize shareholder value.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 25, 2000. Of the 10,678,071 shares issued and outstanding and eligible to vote as of the record date of March 31, 2000, a quorum of 8,209,663 shares or 76.9% of the eligible shares were present in person or represented by proxy.

The following actions were taken at such meeting:

(a)  The reelection of Mr. Blinn and the election of Mr. Schwarz as Class A
     Directors:

     Stephen M. Blinn            For = 7,560,698    Withheld Authority = 648,965
     Ryan M. Schwarz             For = 7,561,198    Withheld Authority = 648,465


     Continuing Class B Directors (terms to expire 2001):

     Russell E. Taskey
     William T. Sullivan

     Continuing Class C Directors (terms to expire 2002):

     Christian E. Callsen
     William G. McLendon

(b) The approval of the proposal to amend the Company's 1992 Employee, Director and Consultant Stock Option Plan to increase the maximum number of shares for which stock options may be granted to any participant during any consecutive three year period from 350,000 shares to 400,000 shares (6,828,944 shares for approval, 1,358,894 shares against approval and 21,825 shares abstaining).

(c) The ratification of the appointment of KPMG, LLP as the Company's independent public accountants for the fiscal year ending December 30, 2000 (7,533,540 shares for approval, 644,914 shares against approval and 11,209 shares abstaining).

Item 5.  Other Information

The Company has been notified that The Nasdaq National Market ("Nasdaq") has determined that the Company no longer meets the criteria to continue its listing on Nasdaq for the following reasons: (1) the Company does not meet the minimum net tangible assets requirement of $4 million, and (2) the Company has not maintained a minimum bid price per share of Common Stock of $1.00 during the 30 trading days preceding the date of Nasdaq's notice. The Company has filed an appeal of Nasdaq's determination and a hearing on the matter has been scheduled for August 31, 2000.

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

                                                Sight Resource Corporation

Date:   August 4, 2000                          By: /S/ WILLIAM T. SULLIVAN
                                                ---------------------------
                                                William T. Sullivan
                                                President and Chief Executive
                                                Officer
                                                (principal executive officer)



Date:   August 4, 2000                          By: /S/ JAMES NORTON
                                                --------------------
                                                James Norton
                                                Chief Financial Officer
                                                (principal financial officer)

                                 Exhibit Index

Exhibit No.             Title
-----------             --------------------------------------------------------
     27                 Financial Data Schedule