Form 10-Q
period 2000-09-30
SIGHT RESOURCE CORP
filed 2000-11-14
CIK 895651

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM  10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended  September 30, 2000  Commission File Number  0-21068
                            ------------------                          -------

                           SIGHT RESOURCE CORPORATION
-------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

        Delaware                                   04-3181524
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
                                                      Yes   X    No
                                                         ------      --------

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On November 10, 2000, 9,230,952 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                           SIGHT RESOURCE CORPORATION
                                     INDEX




                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets as of September 30, 2000 and
        December 25, 1999                                               3

        Consolidated Statements of Operations for the Three and Nine
        Months Ended September 30, 2000 and September 25, 1999          4

        Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2000 and September 25, 1999          5

        Notes to Consolidated Financial Statements                      6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      13

Item 3  Quantitative and Qualitative Disclosures About Market Risk     19

PART II. OTHER  INFORMATION

Item 2  Changes in Securities and Use of Proceeds                      20

Item 3  Defaults Upon Senior Securities                                20

Item 5  Other Information                                              21

Item 6  Exhibits and Reports on Form 8-K                               21

        Signatures                                                     22

        Exhibit Index                                                  23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                 September 30,    December 25,
                                                                      2000             1999
                                                                --------------   --------------
                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $    618         $    166
   Accounts receivable, net of allowance
     of $1,853 and $1,881, respectively                                  3,186            3,583
   Inventories                                                           6,505            6,875
   Prepaid expenses and other current assets                               376              344
                                                                --------------   --------------
      Total current assets                                              10,685           10,968
                                                                --------------   --------------

Property and equipment                                                  11,007           12,396
Less accumulated depreciation                                           (6,597)          (6,662)
                                                                --------------   --------------
      Net property and equipment                                         4,410            5,734
                                                                --------------   --------------

Other assets:
   Intangible assets, net                                               21,875           23,131
   Other assets                                                            198              921
                                                                --------------   --------------
     Total other assets                                                 22,073           24,052
                                                                --------------   --------------
                                                                      $ 37,168         $ 40,754
                                                                ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolver notes payable                                             $  2,500         $    975
   Current portion of long term debt                                     6,570            1,682
   Current portion of capital leases                                         6               28
   Accounts payable                                                      3,644            4,606
   Accrued expenses                                                      2,127            2,673
                                                                --------------   --------------
      Total current liabilities                                         14,847            9,964
                                                                --------------   --------------

Non-current liabilities:
  Long term debt, less current  maturities                                 633            6,882
  Capital leases                                                            27                2
  Other liabilities                                                        ---               22
                                                                --------------   --------------
     Total non-current liabilities                                         660            6,906
                                                                --------------   --------------

Series B redeemable convertible preferred stock
                                                                         6,535            6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
      shares; no shares of Series A issued and outstanding                 ---              ---
   Common Stock, $.01 par value.  Authorized 20,000,000
      shares; 9,230,952 at September 30, 2000 and 9,225,952 at
      December 25, 1999 issued and outstanding                              93               93
   Additional paid-in capital                                           38,503           38,500
   Treasury stock at cost, 30,600 shares at September 30,
      2000 and December 25, 1999                                          (137)            (137)
   Unearned compensation                                                   ---               (2)
   Accumulated deficit                                                 (23,333)         (21,105)
                                                                --------------   --------------
      Total stockholders' equity                                        15,126           17,349
                                                                --------------   --------------
                                                                      $ 37,168         $ 40,754
                                                                ==============   ==============

See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                           Consolidated Statement of Operations
                 (In thousands, except share and per share data)


                                                      Three Months Ended              Nine Months Ended
                                                 ----------------------------    ---------------------------
                                                 September 30,   September 25,   September 30,  September 25,
                                                       2000          1999           2000           1999
                                                 ----------------------------    ---------------------------
                                                           (Unaudited)                 (Unaudited)

Net revenue                                         $   16,885    $    18,160     $   50,887    $    51,506

Cost of revenue                                          5,574          5,871         16,096         16,711
                                                 -------------   ------------    -----------   ------------

  Gross profit                                          11,311         12,289         34,791         34,795

Selling, general and administrative expenses            11,387         12,136         35,232         33,630
                                                 -------------   ------------    -----------   ------------

Income (loss) from operations                              (76)           153           (441)         1,165
                                                 -------------   ------------    -----------   ------------

Other income (expense)
  Interest income                                           15             16             44             77
  Interest expense                                        (366)          (203)          (885)          (447)
  Gain (loss) on disposal of assets                        (89)            58           (109)            58
  Write off of deferred financing costs                    ---            ---            (60)          (323)
  Reserve for note receivable                             (714)           ---           (714)           ---
                                                 -------------   ------------    -----------   ------------
   Total other income (expense)                         (1,154)          (129)        (1,724)          (635)
                                                 -------------   ------------    -----------   ------------

  Income (loss)  before income tax expense              (1,230)            24         (2,165)           530

Income tax expense                                          16             21             63             66
                                                 -------------   ------------    -----------   ------------

Net income (loss)                                   $   (1,246)   $         3     $   (2,228)   $       464
                                                 =============   ============    ===========   ============
Net earnings (loss) per common share:
  Basic                                             $    (0.14)   $      0.00     $    (0.24)    $     0.05
                                                 =============   ============    ===========   ============
  Diluted                                           $    (0.14)   $      0.00     $    (0.24)    $     0.04
                                                 =============   ============    ===========   ============

Weighted average number of common shares
 outstanding used to compute net earnings (loss)
 per common share:
  Basic                                              9,229,000      9,224,000      9,227,000      9,166,000
                                                 =============   ============    ===========   ============
  Diluted                                            9,229,000     10,800,000      9,227,000     10,704,000
                                                 =============   ============    ===========   ============

See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                                 Nine Months Ended
                                                           -------------------------------
                                                           September 30,     September 25,
                                                                2000              1999
                                                           -------------------------------
                                                                   (unaudited)
Operating activities:
  Net income (loss)                                          $ (2,228)           $   464
  Adjustments to reconcile net income to net cash
      used in operating activities:
  Depreciation and amortization                                 2,900              2,688
  Amortization and write-off of deferred financing costs          234                347
  Amortization of unearned compensation                             2                 15
  (Gain)/loss on sale of assets                                   109                (58)
  Reserve for note receivable                                     714                ---
  Changes in operating assets and liabilities:
     Accounts receivable                                          397                 25
     Inventories                                                  370             (1,103)
     Prepaid expenses and other current assets                    (32)              (149)
     Accounts payable and accrued expenses                     (1,525)            (2,755)
                                                             --------           --------
        Net cash provided by/(used in) operating activities       941               (526)
                                                             --------           --------

Investing activities:
   Purchases of property and equipment                           (576)              (855)
   Net payments for acquisitions                                  ---             (6,419)
   Proceeds from sale of assets                                   162                ---
   Other assets                                                  (224)               370
                                                             --------           --------
        Net cash used in investing activities                    (638)            (6,904)
                                                             --------           --------

Financing activities:
   Principal payments                                          (1,357)            (2,770)
   Proceeds from notes                                          1,525              9,234
   Proceeds from issuance of stock                                  3                  2
   Other liabilities                                              (22)              (122)
                                                             --------           --------
        Net cash provided by financing activities                 149              6,344
                                                             --------           --------

Net increase/(decrease) in cash and cash equivalents              452             (1,086)

Cash and cash equivalents, beginning of period                    166              1,860
                                                             --------           --------

Cash and cash equivalents, end of period                     $    618            $   774
                                                             ========            =======
Supplemental cash flow information:
    Interest paid                                            $    678            $   351
    Income taxes paid                                              63                102

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

    (b) Acquisitions

        Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. With respect to the shares of common stock issued, the Company agreed to issue additional consideration to the sellers if the Market Price (as defined in the applicable Stock Purchase and Sale Agreement) of the Company's common stock does not equal or exceed $5.00 per share at any time during the period from January 22, 2000 to January 22, 2001. The amount of additional consideration due to the sellers for each share of common stock issued in the acquisition and held by the sellers on January 22, 2001 is equal to the difference between $5.00 and the greater of (a) the Market Price on January 22, 2001 or (b) $2.45, which was the Market Price as defined. At the time of acquisition, the Company included the value of this additional consideration in its determination of the purchase price. At the Company's option, the additional consideration may be paid to the sellers in cash or in additional shares of the Company's common stock valued at the Market Price on January 22, 2001. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. The Company preliminarily recorded $450 in acquisition reserves, of which the Company provided a reserve of $400 for the potential closing of two stores and one laboratory, and a reserve of $50 for costs to sever administrative, store and laboratory personnel. During 1999, the Company further revised its plan and determined that no stores or laboratories would be closed. The Company reduced these reserves by $450 against goodwill as an adjustment to the cost of the acquired enterprise. No amounts have been charged against the acquisition reserves. At September 30, 2000, there were no purchase accounting reserves for this acquisition.

        Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical Company and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5,209 in cash, $1,000 in notes payable over three years and 160,000 shares of common stock. With respect to the shares of common stock issued, the Company agreed to issue additional consideration to the sellers if the Market Price (as defined in the applicable Stock Purchase and Sale Agreement) of the Company's common stock does not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. The amount of additional consideration due to the sellers for each share of common stock issued in the acquisition and held by the sellers on April 23, 2001 is equal to the difference between $5.00 and the greater of (a) the Market Price on April 23, 2001 or (b) $2.73, which was the Market Price as defined. At the time of

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     acquisition, the Company included the value of this additional consideration in its determination of the purchase price. At the Company's option, the additional consideration may be paid to the sellers in cash or in additional shares of the Company's common stock valued at the Market Price on April 23, 2001. If the Company elects to pay the additional consideration in the form of shares of its common stock, the sellers will be entitled to further additional consideration if the Market Price of the Company's common stock does not equal or exceed $5.00 per share at any time during the period from April 23, 2002 to April 23, 2003. The amount of further additional consideration due to the sellers for each share of common stock issued as additional consideration shall be determined in a manner substantially similar to that used for the original shares issued in connection with the acquisition, subject to adjustment, except that the Company may be required to pay up to $100 which has been accrued and included in the purchase price. Kent operated 28 eye care centers in Michigan. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded $91.5 as a reserve for potential costs to sever administrative and store personnel. At September 30, 2000, no amounts have been charged against this reserve.

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

                                                              Nine Months Ended
                                                              -----------------
                                                                Sept. 25, 1999
                                                                --------------

     Revenue.................................................... $   54,061
     Net income/(loss)..........................................       (180)
     Basic and diluted earnings/(loss) per share................      (0.02)
     Weighted average number of common shares outstanding.......  9,326,000

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of September 30, 2000 and the results of its operations and cash flows for the periods presented.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company's fiscal year ends on the last Saturday in December. Each quarter represents a thirteen week period, except during a fifty-three week year in which case one quarter represents a fourteen week period. The quarter ended September 30, 2000 was fourteen weeks and the quarter ended September 25, 1999 was thirteen weeks; the nine months ended September 30, 2000 represents a forty week period and the nine months ended September 25, 1999 represents a thirty-nine week period. Fiscal year 2000 is a fifty-three week fiscal year and 1999 was a fifty-two week fiscal year. The financial impact of the extra week was approximately an additional $1.2 million of net revenue, $0.1 million of net income and a decrease to the loss per share of $0.01 for the periods ended September 30, 2000.

     The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K for the year ended December 25, 1999.

(3)  EARNINGS PER SHARE

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, if applicable, for the three and nine months ended September 30, 2000 and September 25, 1999:

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           Three Months Ended              Nine Months Ended
                                                      ----------------------------    ----------------------------
                                                        Sept. 30,       Sept. 25,       Sept. 30,       Sept. 25,
                                                          2000            1999            2000           1999
                                                       ----------     ------------     -----------   -------------
BASIC INCOME PER SHARE
Net income/(loss)                                      $   (1,246)     $         3      $   (2,228)    $       464
                                                       ----------     ------------     -----------   -------------

Net income/(loss) available to common shareholders         (1,246)               3          (2,228)            464
                                                       ==========     ============     ===========   =============

Weighted average common shares outstanding              9,229,000        9,224,000       9,227,000       9,166,000
Net income/(loss) per share                            $    (0.14)     $      0.00      $    (0.24)    $      0.05
                                                       ==========     ============     ===========   =============

DILUTED INCOME PER SHARE
Net income/(loss)                                      $   (1,246)     $         3      $   (2,228)    $       464
                                                       ----------     ------------     -----------   -------------

Net income/(loss) available to common shareholders         (1,246)               3          (2,228)            464
                                                       ==========     ============     ===========   =============

Weighted average common shares outstanding              9,229,000        9,224,000       9,227,000       9,166,000
Convertible preferred stock                                   ---        1,452,000             ---       1,452,000
Options and warrants                                          ---          124,000             ---          86,000
                                                       ----------     ------------     -----------   -------------
Weighted average common shares outstanding and
   potential diluted shares                             9,229,000       10,800,000       9,227,000      10,704,000
                                                       ==========     ============     ===========   =============
Net income/(loss) per share                            $    (0.14)     $      0.00      $    (0.24)    $      0.04
                                                       ==========     ============     ===========   =============

The options, warrants and convertible preferred stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2000 since they would have been antidilutive.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4)  OPERATING SEGMENT AND RELATED INFORMATION

     The following tables present certain operating segment information.

     For the three months ended September 30, 2000 and September 25, 1999:

                         EYE CARE CENTERS   LASER VISION CORRECTION      ALL OTHERS         CONSOLIDATED TOTALS
                       -------------------  -----------------------  ------------------     -------------------
                         2000       1999         2000      1999       2000         1999        2000       1999
                       -------     -------     ------     ------     -------     -------     -------     -------
Revenues:
External customers     $16,774     $17,619      $ 111     $  541     $     0     $     0     $16,885     $18,160

Interest:
  Interest income            0           0          0          0          15          16          15          16
  Interest expense          (5)         (9)         0         (2)       (361)       (192)       (366)       (203)
                       -------     -------     ------     ------     -------     -------     -------     -------
      Net interest          (5)         (9)         0         (2)       (346)       (173)       (351)       (187)
      income/(expense)
Depreciation               900         865          2         29          51          39         953         933
and amortization

Income/(loss)            1,032       1,236         (8)       173      (1,100)     (1,256)        (76)        153
from operations

Identifiable assets     27,660      31,703          0        437       9,755      10,458      37,415      42,598

Capital expenditures       129         404          0          0           7          50         136         454

For the nine months ended September 30, 2000 and September 25, 1999:

                         EYE CARE CENTERS   LASER VISION CORRECTION      ALL OTHERS         CONSOLIDATED TOTALS
                       -------------------  -----------------------  ------------------     -------------------
                         2000       1999         2000      1999       2000         1999        2000       1999
                       -------     -------     ------     ------     -------     -------     -------     -------
Revenues:
External customers     $50,402     $49,646      $ 485     $1,860     $     0     $     0     $50,887     $51,506

Interest:
  Interest income            0           0          0          0          44          77          44          77
  Interest expense         (19)        (41)         0         (5)       (926)       (401)       (945)       (447)
                       -------     -------     ------     ------     -------     -------     -------     -------
     Net interest
     income/(expense)      (19)        (41)         0         (5)       (882)       (324)       (901)       (370)
Depreciation
and amortization         2,749       2,480          6         97         145         111       2,900       2,688

Income/(loss)
from operations          2,897       3,861         42        690      (3,380)     (3,386)       (441)      1,165

Identifiable assets     27,660      31,703          0        437       9,755      10,458      37,415      42,598

Capital expenditures       523         743          2          0          51         112         576         855

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

(5)  RESERVE FOR NOTE RECEIVABLE

     In connection with the exercise of stock options to purchase 138,332 shares (the "Option Shares") of the Company's common stock during fiscal 1997, Stephen M. Blinn, a Director of the Company, executed a promissory note (the "Note") in favor of the Company for the aggregate exercise price of $594,111. The Note is due on the earlier of September 2, 2007 or the date upon which Mr. Blinn receives the proceeds of the sale of not less than 20,000 of the Option Shares (the "Maturity Date"). Interest accrues at the rate of 6.55%, compounding annually, and is payable on the earlier of the Maturity Date of the Note or upon certain Events of Default as defined in the Note. The principal balance of the Note, together with accrued and unpaid interest, was approximately $714,000 as of September 30, 2000. During the third quarter of fiscal 2000, Mr. Blinn informed the Company that he understood that the terms of the Note permitted Mr. Blinn to satisfy in full his obligations under the Note by either (a) returning the Option Shares to the Company or (b) turning over to the Company any cash proceeds received by Mr. Blinn upon a sale of the Option Shares. The Company has informed Mr. Blinn that the Note is a full recourse promissory note, and that Mr. Blinn remains personally liable for all unpaid principal and interest under the Note. Due to Mr. Blinn's position regarding the Note and his failure to provide the Company or the Company's accountants with a copy of his personal financial statements or any other evidence of his ability to pay the amounts due under the Note, the Company has established a $714,000 reserve for notes receivable in respect of the Note.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



(6)  OTHER INFORMATION

     On September 11, 2000, The Nasdaq National Market ("Nasdaq") terminated the Company's listing on Nasdaq. The Company's common stock is now traded on the over-the-counter bulletin board under the symbol "VISN".

     As of September 30, 2000, the Company was in default for non-compliance with the following financial covenants of its bank financing agreement: minimum debt service coverage, maximum funded debt service coverage and minimum net profit. The Company has received a written waiver of its default resulting from the Company's noncompliance with the covenants. The Company is currently pursuing alternative lenders and is in discussions with its primary lender to renegotiate the terms of its existing debt.

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


OVERVIEW

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of September 30, 2000, the Company's operations consisted of 127 eye care centers, with two regional optical laboratories and three distribution centers, making the Company one of the fifteen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999

NET REVENUE. During the three months ended September 30, 2000, the Company generated net revenue of approximately $16.8 and $0.1 million from the operation of its 127 eye care centers and laser vision correction affiliation, respectively, as compared to net revenue of approximately $17.6 and $0.5 million from its 131 eye care and two LVC centers, respectively, for the three months ended September 25, 1999. Net revenue for the first nine months of fiscal 2000 were approximately $50.4 million and $0.5 million from the operations of its eye care centers and laser vision correction affiliation, respectively, as compared to net revenue of approximately $49.6 million and $1.9 million from its eye care centers and LVC centers for the comparable period of fiscal 1999. The $1.2 million, or 7.0% decrease in total net revenue for the three months ended September 30, 2000 and the $0.6 million or 1.2% decrease in total net revenue for the first nine months of fiscal 2000 relates to the lower average net sales per store and lower laser vision revenues offset somewhat by the fourteen week and forty week fiscal periods ended September 30, 2000, as compared to the thirteen week and thirty-nine week fiscal periods ended September 25, 1999, and, for the nine month period ended September 30, 2000, also offset somewhat by the additional 37 eye care centers acquired since April 1, 1999. The financial impact of the extra week was approximately an additional $1.2 million of net revenue.

COST OF REVENUE. Cost of revenue decreased from approximately $5.6 million and $0.3 million from the operation of the 131 eye care centers and two LVC centers, respectively, for the three months ended September 25, 1999 to approximately $5.5 million and $0.1 million from the operation of the 127 eye care centers and the Company's laser vision correction affiliation, respectively, for the three months ended September 30, 2000. Total cost of revenue as a percentage of net revenue increased from 32.3% for the three months ended September 25, 1999 to 33.0% for the three months ended September 30, 2000. The increase in the cost of revenue percentage for the quarter ended September 30, 2000 relates primarily to additional price promotions as compared to the same period in 1999. Cost of revenue remained the same at approximately $15.7 million from the operation of the eye care centers for the first nine months of 1999 and 2000. Cost of revenue decreased from approximately $1.0 million from the operation of the Company's LVC centers for the first nine months of 1999 to approximately $0.4 million from its laser vision correction affiliation for the first nine months of 2000. Total cost of revenue as a percentage of net revenue decreased from 32.4% for the nine months ended September 25, 1999 to 31.6% for the nine months ended September 30, 2000. The improvement as a percentage of net revenue for the nine months ended September 30, 2000 primarily reflects the realization of purchasing economies, less sales price discounting, and, to a lesser extent, some small retail price increases. Cost of revenue principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to customers of the Company and (ii) the cost of delivering LVC services, including depreciation and maintenance on excimer lasers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $11.4 million and $35.2million for the three months and nine months ended September 30, 2000 as compared to approximately $12.1 million and $33.6 million for the three and nine months ended September 25, 1999. The decrease for the three months ended September 30, 2000 as compared to the three months ended September 25, 1999, relates primarily to reductions in allowances for bad debts, lower marketing expenditures and reduced staffing levels, offset somewhat by inflationary pressures that increased payroll and occupancy costs and by the fourteen week fiscal quarter versus a thirteen week fiscal quarter in 1999. The increase for the nine months ended September 30, 2000 as compared to the nine months ended September 25, 1999 relates primarily to inflationary pressures that increased payroll and occupancy costs, facility costs incurred in operating additional eye care centers in the first quarter of 2000 as compared to the corresponding period in 1999 and the forty week fiscal period in 2000 versus a thirty-nine week period in 1999, offset somewhat by reductions in allowances for bad debts, lower marketing expenditures and reduced staffing levels. Selling, general and administrative expense, as a percentage of net revenue, increased from 66.8% to 67.5% for the three months ended September 30, 2000, and increased from 65.3% to 69.3% for the nine months ended September 30, 2000 as compared to the corresponding periods in 1999. The increase resulted primarily from lower average net sales per store, inflationary pressures that increased payroll and occupancy costs as well as payroll and facility costs incurred in operating additional eye care centers in the first quarter of 2000 as compared to the corresponding period in fiscal 1999 and the increase was offset somewhat by the reduction in allowance for bad debts, lower marketing expenditures and reduced staffing levels.

OTHER INCOME AND EXPENSE. Interest income totaled $15,000 and $44,000 for the three months and nine months ended September 30, 2000, respectively, as compared to $16,000 and $77,000 for the three and nine months ended September 25, 1999, respectively. This decrease resulted from the investment of a lower average cash and cash equivalents balance during 2000 as compared to 1999. Interest expense totaled $366,000 and $885,000 for the three and nine months ended September 30, 2000, respectively, as compared to $203,000 and $447,000 for the three and nine months ended September 25, 1999, respectively. For the three months ended September 30, 2000, the increase in interest expense relates to higher interest rates and additional amortization of deferred financing costs than in the three months ended September 25, 1999. The increase in interest expense for the nine months ended September 30, 2000 as compared to the nine months ended September 25, 1999 resulted from higher interest rates and a higher average balance of debt outstanding during 2000 as compared to 1999. The non-cash write-off of deferred financing costs in 2000 resulted from the second quarter costs associated with the Company's credit facility that were required by GAAP to be written off in connection with the execution of the loan modification dated March 31, 2000. The non-cash write-off of deferred financing costs in 1999 resulted from the write-off in the first quarter of 1999 in connection with the execution of a new credit facility in April 1999.

The loss on disposal of assets for the three months ended September 30, 2000 resulted from the write-off of assets relating to store relocations and closures. The gain on disposal of assets for the three months ended September 25, 1999 resulted primarily from the sale of assets, offset somewhat by the write-off of assets relating to store relocations and closures.

The reserve for notes receivable of $714,000 resulted from the Company providing a reserve for the amount of a note due from a former employee and current member of the Board of Directors.

INCOME TAXES. The effective tax rate includes the utilization of net operating loss carry forwards and the amounts for state income taxes.

NET INCOME (LOSS). The Company realized a net loss of $1,246,000 or ($0.14) per share on a basic and diluted weighted average basis, for the three months ended September 30, 2000 as compared to net income of $3,000, or $0.00 per share on a basic and diluted basis, for the same period last year. The Company realized a net loss of $2,228,000 or ($0.24) per share basic and diluted for the nine months ended September 30, 2000, as compared to net income of $464,000 or $0.05 per share basic and $0.04 on a diluted basis for the same period last year. The financial impact of the extra week was approximately an additional $0.1 million of net income and $0.01 reduction of loss per share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had approximately $0.6 million in cash and cash equivalents and a working capital deficit of approximately ($4.2) million, in comparison to approximately $0.2 million in cash and cash equivalents and working capital of approximately $1.0 million as of December 25, 1999. As compared to December 25, 1999, current assets have decreased by $0.3 million and current liabilities have increased by $4.9 million. The decrease in working capital and increase in current liabilities is primarily due to the bank debt of $6.0 million which is now classified as current with a maturity date of March 31, 2001. The Company is in discussions with potential lenders to refinance the existing credit facility.

Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1.75 million in cash, $0.3 million in notes payable over three years and 70,000 shares of common stock. Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical Company and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5.209 million in cash, $1 million in notes payable over three years and 160,000 shares of common stock. With respect to the shares of common stock issued in each of these transactions, the Company agreed to issue additional consideration to the sellers if the Market Price (as defined in the applicable Stock Purchase and Sale Agreement) of the Company's common stock does not equal or exceed $5.00 per share at any time (a) in the case of Shawnee, during the period from January 22, 2000 to January 22, 2001 and (b) in the case of Kent, during the period from April 23, 2000 to April 23, 2001.

The Market Price of the Company's common stock was $0.30 per share on November 3, 2000 and has not been as high as $5.00 per share since either closing. The amount of additional consideration due to the sellers of Shawnee for each share of common stock issued in the acquisition and held by the sellers on January 22, 2001 is equal to the difference between $5.00 and the greater of (a) the Market Price on January 22, 2001 or (b) $2.45, which was the Market Price as defined. At the time of acquisition, the Company included the value of this additional consideration in its determination of the purchase price. The amount of additional consideration due to the sellers of Kent for each share of common stock issued in the acquisition and held by the sellers on April 23, 2001 is equal to the difference between $5.00 and the greater of (a) the Market Price on April 23, 2001 or (b) $2.73, which was the Market Price as defined. At the time of acquisition, the Company included the value of this additional consideration in its determination of the purchase price. As of November 3, 2000, the aggregate additional consideration estimated to be payable to the Shawnee sellers on January 22, 2001 was $178,500 and the aggregate additional consideration estimated to be payable to the Kent sellers on April 23, 2001 was $363,200. At the Company's option, the additional consideration may be paid to the sellers in cash or in additional shares of the Company's common stock valued at the Market Price on the date that the additional consideration becomes payable.

In connection with the exercise of stock options to purchase 138,332 shares (the "Option Shares") of the Company's common stock during fiscal 1997, Stephen M. Blinn, a Director of the Company, executed a promissory note (the "Note") in favor of the Company for the aggregate exercise price of $594,111. The Note is due on the earlier of September 2, 2007 or the date upon which Mr. Blinn receives the proceeds of the sale of not less than 20,000 of the Option Shares (the "Maturity Date"). Interest accrues at the rate of 6.55%, compounding annually, and is payable on the earlier of the Maturity Date of the Note or upon certain Events of Default as defined in the Note. The principal balance of the Note, together with accrued and unpaid interest, was approximately $714,000 as of September 30, 2000. During the third quarter of fiscal 2000, Mr. Blinn informed the Company that he understood that the terms of the Note permitted Mr. Blinn to satisfy in full his obligations under the Note by either (a) returning the Option Shares to the Company or (b) turning over to the Company any cash proceeds received by Mr. Blinn upon a sale of the Option Shares. The Company has informed Mr. Blinn that the Note is a full recourse promissory note, and that Mr. Blinn remains personally liable for all unpaid principal and interest under the Note. Due to Mr. Blinn's position regarding the Note and his failure to provide the Company or the Company's accountants with a copy of his personal financial statements or any other evidence of his ability to pay the amounts due under the Note, the Company has established a $714,000 reserve for notes receivable in respect of the Note.

As of September 30, 2000, the Company had securities outstanding which provide it with potential sources of financing as outlined below. However, given the current market value of the Company's stock, it is unlikely that any significant proceeds may be realized.

Securities                                      Securities      Potential
                                                Outstanding      Proceeds
---------------------------------------------   -----------    -----------
Class II Warrants                                 290,424       $2,032,968
Representative Warrants                           170,000        1,436,500
Bank Austria AG, f/k/a Creditanstalt, Warrants    150,000          693,750
Sovereign Warrants                                 50,000           25,500
                                                               -----------
                                                                $4,188,718
                                                               ===========

As of September 30, 2000, the Company also has outstanding 383,537 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these warrants cannot be estimated at this time.

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

On April 15, 1999, the Company entered into a Credit Agreement (the "1999 Agreement") with a bank pursuant to which the Company could borrow $10.0 million on an acquisition line of credit, $7.0 million on a term loan basis and $3.0 million on a revolving line of credit basis, subject to certain performance criteria and a asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bore interest at either the bank's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the Company's election. The term loan facility bore interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bore interest at the bank's prime rate or LIBOR plus 2.0% at the Company's election. As of September 30, 2000, $6.0 million was borrowed on the term loan and $2.5 million was borrowed on the revolving credit facility.

At December 25, 1999, the Company was not in compliance with the following financial covenants of the 1999 Agreement: minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. However, on March 31, 2000, the Company and the bank entered into a modification agreement (the "Modification Agreement") that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the Modification Agreement limits the revolving line note to $2.5 million and the term loan to $6.75 million and establishes the maturity date for each of these credit lines as March 31, 2001. Also, the Modification Agreement establishes the following interest rates for both the revolving line note and term loan: (i) from the closing date of the agreement through August 31, 2000 - prime rate + 1.0%; (ii) from September 1, 2000 through October 31, 2000 - prime rate + 2.0%; and (iii) from November 1, 2000 through March 31, 2001
- prime rate + 3.0%. The scheduled monthly principal payments for the term loan have been adjusted to $83,333.33 from April, 2000 through July, 2000, $100,000.00 from August, 2000 through December, 2000 and $125,000.00 from January, 2001 through March, 2001. In August 2000, as a result of a bank merger, Sovereign Bank of New England ("Sovereign") became the successor party to Fleet in the Modification Agreement. As of September 30, 2000, the Company was in default for non-compliance with certain negative covenants contained in the Modification Agreement relating to minimum debt service coverage, maximum funded debt service coverage and minimum net profit. The Company has received from Sovereign a written waiver of its default resulting from the Company's noncompliance with the covenants. The Company is currently pursuing alternative lenders and is in discussions with Sovereign to renegotiate the terms of the Modification Agreement.

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

PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  Not applicable.

         (b)  Not applicable.

         (c) (1) Securities sold. On July 28, 2000 the Company issued a total of 5,000 shares (the "Option Shares") of its Common Stock, par value $0.01 per share.

              (2) Underwriters and other purchasers. No underwriters were involved in the transaction listed above. The Company issued the Option Shares pursuant to the exercise of a stock option held by a former member of the Board of Directors.

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

              (6)  Use of proceeds.  Not applicable.

         (d)  Not applicable.

Item 3.  DEFAULT UPON SENIOR SECURITIES

         On March 31, 2000, the Company entered into a modification agreement (the "Modification Agreement") with Fleet National Bank ("Fleet") which amended a credit agreement dated April 15, 1999. In August 2000, as a result of a merger between Fleet and BankBoston, Sovereign Bank of New England ("Sovereign") became the successor party to Fleet in the Modification Agreement. As of September 30, 2000, the Company had $6.05 million outstanding on the term note and $2.5 million outstanding on the revolving line of credit under the Modification Agreement. At that time, the Company was in default for non-compliance with certain negative covenants contained in the Modification Agreement relating to minimum debt service coverage, maximum funded debt service coverage and minimum net profit. The Company has received from Sovereign a written waiver of its default resulting from the Company's noncompliance with the covenants. The Company is currently pursuing alternative lenders and is in discussions with Sovereign to renegotiate the terms of the Modification Agreement.

Item 5.  OTHER INFORMATION

         On September 11, 2000, The Nasdaq National Market ("Nasdaq") terminated the Company's listing on Nasdaq. The Company's common stock is now traded on the over-the-counter bulletin board under the symbol "VISN".

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

                                    Sight Resource Corporation




Date:    November 14, 2000          By: /S/ WILLIAM T. SULLIVAN
                                    ---------------------------
                                    William T. Sullivan
                                    President and Chief Executive Officer
                                    (principal executive officer)




Date:    November 14, 2000          By: /S/ JAMES NORTON
                                    --------------------
                                    James Norton
                                    Chief Financial Officer
                                    (principal financial officer)

                                 Exhibit Index

Exhibit No.        Title
-----------        -----

  27               Financial Data Schedule