Form 10-K
period 2000-12-30
SIGHT RESOURCE CORP
filed 2001-03-30
CIK 895651

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

              X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000,
                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM                    TO

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, $.01 PAR VALUE PER SHARE
                               (TITLE OF CLASS)
                        PREFERRED SHARE PURCHASE RIGHTS
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]       No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 20, 2000, was approximately $2,492,357 based on the last sale price as reported by NASDAQ.

As of March 20, 2000, the registrant had 9,230,952 shares of common stock outstanding, which does not include 30,600 shares held as treasury stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 2001.

                                    PART I

Item 1.   BUSINESS

GENERAL

     Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of December 30, 2000, the Company's operations consisted of 122 eye care centers, with two regional optical laboratories and three distribution centers, making it one of the fifteen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Vision Plaza, Vision World, Shawnee Optical and Kent Optical. The Company also provides or, where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide vision related professional services.

ACQUISITION HISTORY AND STRATEGY

     Effective January 1, 1995, the Company acquired the assets of Cambridge Eye Associates, Inc. ("Cambridge Eye"), an optometric practice which, at December 30, 2000 operated 22 primary eye care centers, principally in Massachusetts. The assets and liabilities of Cambridge Eye were acquired from a Company by the same name (Cambridge Eye Associates, Inc.) owned by Elliot S. Weinstock, O.D. as the sole stockholder. Following the acquisition, Cambridge Eye entered into a management services contract with Optometric Providers, Inc. ("Optometric Providers"), a corporation established to employ the optometrists previously employed by the acquired company.

     Effective July 1, 1995, the Company acquired the assets of Douglas Vision World, Inc. ("Vision World"), a company which, at December 30, 2000, operated seven primary eye care centers in Rhode Island. The assets and liabilities of Vision World were acquired from a company by the same name (Douglas Vision World, Inc.) owned by Kathleen Haronian, Lynn Haronian and Shirley Santoro. Following the acquisition, Vision World entered into a management services contract with Optometric Care, Inc. ("Optometric Care"), a professional corporation established to employ the optometrists previously affiliated with the acquired company.

     Effective July 1, 1996, the Company acquired the assets and liabilities of three companies, the E.B. Brown Optical Company, Brown Optical Laboratories, Inc. and E.B. Brown Opticians, Inc. (collectively, "E.B. Brown"), all owned by Gordon and Evelyn Safran. At December 30, 2000, E. B. Brown operated 35 eye care centers in Ohio and western Pennsylvania. Independent optometrists are associated with most of E.B. Brown eye care centers; therefore, the Company does not record revenue from the provision of vision related medical services at these locations. During FY 2000, E.B. Brown entered into a management services contract with Ohio Optometric Providers, Inc., a corporation established to employ optometrists. The Company records revenue from the provision of vision related medical services by optometrists employed by Ohio Optometric Providers, Inc.

     Effective July 1, 1997, the Company acquired all of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a

Vision Plaza) ("Vision Plaza"). At December 30, 2000, Vision Plaza operated 14 primary eye care centers and two specialty eyewear centers in Louisiana and Mississippi. Following the acquisition, Vision Plaza entered into a management services contract with Dr. John Musselman, a Professional Corporation ("Musselman"), a corporation established to employ the optometrists previously employed by the acquired company.

     Effective April 1, 1998, the Company acquired all of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). At December 30, 2000 Eyeglass Emporium operated eight primary eye care centers in northwest Indiana. Independent optometrists are associated with all Eyeglass Emporium eye care centers, therefore, the Company does not record revenue from the provision of vision related medical services at these locations.

     Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). At December 30, 2000, Shawnee operated 11 primary eye care centers in western Pennsylvania and central Ohio. Independent optometrists are associated with all Shawnee eye care centers, therefore, the Company does not record revenue from the provision of vision related medical services at these locations.

     Effective April 1, 1999, the Company acquired all of the outstanding shares of Kent Optical, Inc. and its associated companies (collectively, "Kent"). At December 30, 2000, Kent operated 23 eye care centers in Michigan. Kent leases optometrists from a subcontractor and records revenue from the provision of vision related medical services by these optometrists.

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

CURRENT OPERATIONS

  Eye Care Centers

     The Company's 122 eye care centers are located in major shopping malls, strip shopping centers, urban locations and free-standing buildings and generally are clustered within discrete market areas so as to maximize the benefit of advertising strategies and to minimize the cost of supervising operations. The Company's centers in Massachusetts, Rhode Island, Ohio and Louisiana are leading providers of prescription and non-prescription eye care products and services in those markets. In addition, the Company's eye care centers in Indiana, New Hampshire, Pennsylvania, Mississippi and Michigan are leading providers in their local markets.

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

  Management Information and Financial Systems

     In 1998, the Company completed the first stage of testing and installation of software associated with a new point of sale system and perpetual inventory system for its primary eye care centers, regional optical laboratories and distribution centers. The Company completed the installation of the new point of sale system in its New England eye care chains in the fall of 1998. In 1999, the Company completed the installation of the system in all other chains except Shawnee and Kent and anticipates the installation of the system to be completed in Shawnee and Kent during 2001 subject to cash availability. The Company believes that the new system will facilitate the processing of customer sales information and replenishment of inventory by passing such information, including customer specific orders, to the Company's home office, and its regional optical laboratories and distribution centers for further processing. When the Company acquires additional eye care chains, it intends to integrate those chains into the new system or a similar compatible system.

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

     As of December 30, 2000, the Company provided managed primary eye care benefits to more than 50 organizations in the markets served by its chains, including private companies, unions and leading health maintenance organizations. The Company believes that its buying power, regional laboratories, in-center optometrists, and broad outreach within its markets, enable it to deliver consistent, quality eyewear and primary eye care at competitive prices, thereby positioning the Company to achieve a leadership position in managed primary eye care in its markets.

  Management Agreements

     Many states have laws which prohibit or restrict the practice of optometry by non-licensed persons or entities. See "Government Regulation." In states which allow the Company to employ optometrists and ophthalmologists, the Company plans on providing professional services directly. Otherwise, the Company will enter into management agreements with optometrists, ophthalmologists and/or professional corporations which will provide the professional eye care services. The Company's wholly owned subsidiaries, Cambridge Eye, Vision World, Vision Plaza and E.B. Brown each entered into a management agreement with Optometric Providers, Optometric Care, Musselman and Ohio Optometric Providers, (collectively the "PCs"), respectively. Accordingly, Cambridge Eye operates as the management service organization ("MSO") for Optometric Providers, Vision World operates as the MSO for Optometric Care, Vision Plaza operates as the MSO for Musselman and E.B. Brown operates as the MSO for Ohio Optometric Providers. Cambridge Eye, Vision World, Vision Plaza and E.B. Brown, as MSOs, have exclusive decision making authority for the ongoing major operations of the PCs, with the exception of the provision of professional eye care services.

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

  Stock Restrictions and Pledge Agreements

     The outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of the respective MSO. Set forth below is a chart identifying each PC, the nominee shareholder for each PC and the total number of employees for each PC as of the end of fiscal 2000:

                     Name of PC                            Nominee Shareholder         NO. OF EMPLOYEES
----------------------------------------------------  -----------------------------  --------------------
Optometric Providers, Inc...........................      Alerino Iacobbo, O.D.                30 persons
Optometric Care, Inc................................      Alerino Iacobbo, O.D.                11 persons
Dr. John Musselman, a Professional Corporation......      John Musselman, O.D.                 19 persons
Ohio Optometric                                              John Cress, OD                     4 persons
 Providers..........................................

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

  Laser Vision Correction Services

     The Company entered into a refractive laser access agreement with Laser Vision Centers, Inc. ("LVCI") in October, 1999 in order to provide refractive laser services to its patients. The agreement calls for LVCI to provide Company patients with refractive laser services in conjunction with affiliated LVCI ophthalmologists in the Company's selected markets. The Company will provide patient pretest screening and post procedural treatment and care.

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

EMPLOYEES

     As of December 30, 2000, the Company had 726 employees. The Company intends to hire additional key personnel it believes will be required for advancement of the Company's activities.

     The success of the Company's future operations depends in large part on the Company's ability to recruit and retain qualified personnel over time. There can be no assurance, however, that the Company will be successful in retaining or recruiting key personnel.

BUSINESS RISKS AND CAUTIONARY STATEMENTS

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.

     The Company does not intend to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RISKS RELATED TO OUR BUSINESS

      WE HAD AN ACCUMULATED DEFICIT OF $26.1 MILLION AS OF DECEMBER 30, 2000, EXPECT TO CONTINUE TO INCUR CONTINUED LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

      We have experienced losses in each year of operation since inception in November 1992 and may continue to incur significant operating losses for the foreseeable future. For the fiscal year ended December 30, 2000, we incurred a net loss of $5.0 million bringing our accumulated deficit to $26.1 million at December 30, 2000. We commenced operations of multi-site eye care centers in 1995, and expanded operations with the acquisitions of Cambridge Eye Associates, Inc., Douglas Vision World, Inc., E.B. Brown Opticians Inc., Eyeglass Emporium, Inc., Shawnee Optical, Inc. and Kent Optical, Inc. In view of our limited experience operating multi-site eye care centers, managing the practices of eye care professionals and marketing LVC services in the United States, we may never be able to achieve profitability.

     THE PRIMARY EYE CARE MARKET AND LVC MARKET ARE HIGHLY COMPETITIVE. OUR CURRENT AND POTENTIAL COMPETITORS INCLUDE MANY LARGER COMPANIES WITH SUBSTANTIALLY GREATER FINANCIAL, OPERATING, MARKETING AND SUPPORT RESOURCES.

     We experience competition regarding the acquisition of the assets of, and the provisions of management services to, eye care centers and practices. Several companies, both publicly and privately held, that have established operating histories and greater resources than we do are pursuing the acquisition of the assets of general and specialty practices and the management of such practices. We may not be able to compete effectively in this regard with such competitors. Also, additional competitors may enter the market and such competitors may make it more difficult to acquire the assets of, and provide management services to, eye care practices on terms favorable to us.

     The optical industry is highly competitive and includes chains of retail optical stores, multi-site eye care centers, and a large number of individual opticians, optometrist, and ophthalmologist who provide professional services and/or dispense prescription eyewear. Because retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. We believe that the principal competitive factors affecting retailers of prescription eyewear are location and convenience, quality and consistency of product and service, price, product warranties, and a broad selection of merchandise, and that we compete favorably in each of these respects. In our current regional markets, we face competition from national and regional retail optical chains which, in many cases, have greater financial resources than we do.

     LVC competes with or supplements other surgical and non-surgical treatments for refractive disorders. Other competitive factors which may affect revenues include performance, pricing, convenience, ease of use, success relative to alternative treatments and patient and general market acceptance.

     WE MAY BE EXPOSED TO SIGNIFICANT RISK FROM LIABILITY CLAIMS IF WE ARE UNABLE TO OBTAIN INSURANCE AT ACCEPTABLE COSTS OR OTHERWISE TO PROTECT US AGAINST POTENTIAL PRODUCT LIABILITY CLAIMS.

     The provision of professional eye care services entails an inherent risk of professional malpractice and other similar claims. We do not influence or control the practice of medicine or optometry by professionals or have responsibility for compliance with certain regulatory and other requirements directly applicable to individual professionals and professional groups. As a result of the relationship between our affiliated practices and us, we may become subject to some professional malpractice actions under various theories. Claims, suits or complaints relating to professional services provided by affiliated practices may be asserted against us in the future.

     We may not be able to retain adequate liability insurance at reasonable rates and our insurance may not be adequate to cover claims asserted against us, in which event our business may be materially adversely affected.

     OUR OPERATIONS AND SUCCESS ARE DEPENDENT UPON HEALTH CARE PROVIDERS.

     Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometric services on our behalf. Accordingly, the success of our operations as a full-service eye care provider depends upon our ability to enter into agreements with health care providers, including institutions, independent physicians and optometrists, to render surgical and other professional services at facilities owned or managed by us. We may not be able to enter into agreements with other health care providers on satisfactory terms or such agreements may not be profitable to us.

     WE MAY NOT BE ABLE TO ACQUIRE NEW MANAGED PRIMARY EYE CARE CONTRACTS AND EXISTING CONTRACTS MAY NOT BE EXPANDED IN ANY MEANINGFUL WAY.

     As an increasing percentage of optometric and ophthalmologic patients are coming under the control of managed care entities, we believe that our success will, in part, be dependent upon our ability to negotiate, on behalf of existing and prospective affiliated practices, contracts with HMOs, employer groups and other private third party payors pursuant to which services will be provided on a risk-sharing or capitated basis by some or all affiliated practices. The proliferation of contracts that pass much of the risk of providing care from the payor to the provider in markets we serve may result in greater predictability of revenues, but greater unpredictability of expenses. We may not be able to negotiate, on behalf of the affiliated practices, satisfactory arrangements on a risk-sharing or capitated basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than anticipated, operating margins may be reduced or, in the worst case, the revenues derived from such contracts may be insufficient to cover the costs of the services provided. As a result, affiliated practices may incur additional costs, which would reduce or eliminate anticipated earnings under such contracts. Any such reduction or elimination of earnings would have a material adverse affect on our results of operations.

     WE ARE SUBJECT TO EXTENSIVE FEDERAL, STATE AND LOCAL REGULATION, WHICH COULD MATERIALLY AFFECT OUR OPERATIONS.

     The health care industry is highly regulated by federal, state and local law. The regulatory environment in which we operate may change significantly in the future. We expect to modify our agreements and operations from time to time as the business and regulatory environment changes. Although we believe that our operations comply with applicable law, we may not be able to address changes in the regulatory environment successfully.

     OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ STOCK MARKET, WHICH MAKES IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL SHARES OF OUR COMMON STOCK.

     On September 11, 2000, the Nasdaq National Market ("Nasdaq") terminated our listing on Nasdaq. On September 11, 2000, our common stock began trading on the Over-the-

Counter Bulletin Board (the "OTC"). The OTC is generally considered a less efficient market than Nasdaq. Stockholders are likely to find it more difficult to trade our common stock on the OTC than on Nasdaq. In order for our common stock to resume trading on Nasdaq, we must satisfy all of Nasdaq's requirements for initial listing, apply for listing and be accepted for listing by Nasdaq. We do not currently satisfy Nasdaq's initial listing requirements and we are unable to determine whether we will ever be able to satisfy Nasdaq's initial listing requirements.

     THE APPLICATION OF THE "PENNY STOCK RULES" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     On March 15, 2001, the last sales price of our common stock was $0.297. Because the trading price of our common stock is less than $5.00 per share and our common stock no longer trades on the Nasdaq National Market, our common stock comes within the definition of a "penny stock". The "penny stock rules" impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, broker-dealers must satisfy certain additional administrative criteria in order to effectuate sales of our common stock. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell our securities and may affect your ability to resell our common stock.

     WE ARE DEPENDENT UPON CERTAIN KEY MANAGEMENT PERSONNEL AND MAY NOT BE ABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL.

     Our future success is dependent in part on our ability to retain certain key personnel. The success of future operations depends in large part on our ability to recruit and retain qualified personnel over time. We may not be able to retain our existing personnel or attract additional qualified employees in the future.

RISKS RELATED TO FINANCING

     WE MAY NOT BE ABLE TO FIND ATTRACTIVE ACQUISITION CANDIDATES AND THE FINANCING NECESSARY FOR ANY SUCH ACQUISITIONS MAY NOT BE AVAILABLE.

     Our business plans include further acquisitions of entities that we believe would strengthen our business, including, with respect to growth and expansion, the assets of multi-site eye care centers and the practices of eye care professionals (optometrists and ophthalmologists). The success of our acquisition strategy is dependent, in part, on our ability to integrate and manage acquired operations and to acquire, integrate and manage additional operations. Although we believe that there are opportunities to acquire the assets of small to mid-sized regional multi-site eye care centers and professional eye care practices, such opportunities may not continue to exist. Additionally, we may not be able to identify suitable acquisition candidates, to finance any such acquisitions or to consummate any acquisitions on terms favorable to us. The failure to consummate acquisitions on favorable terms could have a material adverse effect on us. If we are able to acquire additional operations, we may not be able to integrate and manage such additional operations successfully. In addition, our acquisition strategy will depend upon, among other factors, our ability to effect economies of scale and realize other efficiencies.

     WE HAVE INCURRED SIGNIFICANT EXPENSES TO DATE AND WILL REQUIRE ADDITIONAL FINANCING, WHICH MAY BE DIFFICULT TO OBTAIN AND MAY DILUTE ANY OWNERSHIP INTEREST IN US. OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We have incurred, and anticipate that we will incur, substantial acquisition, capital and operating expenses and that we will be required to make substantial cash disbursements, including expenses and disbursements related to acquisitions, marketing, additional personnel and business development. We expect these expenses to result in significant operating losses for at least the foreseeable future and until such time, if ever, that we are able to attain adequate revenue levels. Even if we are able to generate a positive cash flow from operations, we may require substantial capital to establish additional eye care centers or to otherwise fund operations. Such additional capital may not be available when needed or on terms acceptable to us. We may need to seek additional capital through public or private sales of securities, including equity securities. Insufficient funds may require us to delay, scale back or eliminate certain or all of our operations and development activities. In addition, in their report on our consolidated financial statements, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

     WE HAVE PREVIOUSLY BREACHED CERTAIN LOAN COVENANTS FOR WHICH WAIVERS OF SUCH BREACHES HAVE BEEN GRANTED, BUT WE MAY NOT BE ABLE TO OBTAIN WAIVERS OF ANY FUTURE BREACHES OF LOAN COVENANTS THAT MAY OCCUR, WHICH COULD RESULT IN A DEFAULT UNDER OUR LOAN AGREEMENTS.

     At December 30, 2000, we were in default for non-compliance with certain negative covenants contained in an agreement that modified a 1999 Credit Line Agreement between a bank and us. Under the credit line, we may borrow up to $10 million, of which $7 million is on a term loan basis and $3 million is on a revolving line of credit. The defaulted covenants relate to minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. On March 26, 2001, we entered into a Third Modification Agreement with the bank to waive our default, to adjust or delete certain covenants to which we were subject, to change the repayment terms and to extend the maturity date of the loans to December 31, 2002. Although we have obtained waivers from our bank for all breaches of loan covenants to date, we have not received waivers for any future breaches that may occur. Any breach that is not waived may result in the bank declaring the breach to be a default under the loan agreement, which would require immediate repayment of all outstanding principal and accrued interest at a time when we may not be able to repay the bank. Accordingly, the declaration of default under the loan agreement could materially and adversely affect our business and financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     At December 30, 2000, the Company leased space for 123 of the Company's operating eye care centers (which range in size from approximately 600 to 6,200 square feet), closed centers, and other office space under operating leases, which expire as follows, exclusive of renewal options.

                                                                     AT 12/30/2000
                                                                     -------------
                          YEAR                                 NUMBER OF LEASES EXPIRING
                          ----                                 -------------------------
                 2001....................................                  25
                 2002....................................                  21
                 2003....................................                  21
                 2004....................................                  23
                 2005....................................                  16
                 2006 and thereafter.....................                  17

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 30, 2000.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMPANY'S COMMON EQUITY

     The Company's Common Stock traded on the NASDAQ National Market ("Nasdaq") under the symbol "VISN" from August 25, 1994 until September 10, 2000, at which time Nasdaq terminated the Company's listing on Nasdaq. On September 11, 2000, the Company's Common Stock began trading on the Over-the-Counter Bulletin Board under the symbol "VISN". The following table sets forth the high and low sales prices for the Common Stock as reported by Nasdaq for the period from January 3, 1999 until September 10, 2000, and the high and low bid prices for the Common Stock as reported on the Over-the-Counter Bulletin Board ("OTC") for the period from September 11, 2000 until December 30, 2000. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                           COMMON STOCK
                                                                          --------------
                                                                       HIGH            LOW
                                                                       ----            ---
   2000:
   First Quarter..................................................    $2.75          $1.00

   Second Quarter.................................................     1.50            .688

   Third Quarter (on Nasdaq through September 10, 2000)...........     1.00            .313

   Third Quarter (on the OTC commencing September 11, 2000).......      .50            .375

   Fourth Quarter.................................................    $ .375           .063

   1999:
   First Quarter..................................................    $3.25          $2.00

   Second Quarter.................................................     4.938          2.50

   Third Quarter..................................................     4.875          2.50

   Fourth Quarter.................................................     3.375          1.875

     The Company has not paid dividends to its common stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company's bank agreement prohibits payment of dividends. The Company currently intends to retain earnings, if any, to finance the growth of the Company. As of March 20, 2000, there were 208 holders of record of the Company's Common Stock. There are approximately 3,000 beneficial owners of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER
                                                    ---------------------------------------------------------------
                                                        2000    1999 (1,2)   1998 (3)   1997 (4,5,6)   1996 (6,7)
                                                    --------    ----------   --------   ------------   ----------
                                                               (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
  Net revenues...................................   $ 64,219   $   67,034   $ 54,971   $     44,576   $   29,987
  Net loss.......................................     (5,004)      (2,854)      (985)        (2,004)      (5,850)
  Net loss per common share......................      (0.55)       (0.30)     (0.11)         (0.46)       (0.78)
  Weighted average number of common
        shares outstanding.......................      9,228        9,181      8,867          8,669        7,523

BALANCE SHEET DATA:
  Working capital (deficit)......................    ($6,276)  $    1,088   $  3,176   $      4,243   $    7,774
  Total assets...................................     35,139       40,754     32,145         34,507       31,430
  Non-current liabilities........................      6,326        6,989        348            101        1,876
  Stockholders' equity...........................     12,299       17,349     18,959         19,446       22,766

1. Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical, Inc. and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5,209 in cash, $1,000 in notes payable over three years and 160,000 shares of common stock. With respect to the shares issued, the Company agreed to issue additional consideration if the per share market price of the Company's common stock did not exceed a specified threshold during an agreed upon time frame. The Company anticipates issuing shares of its common stock as additional consideration in connection with such contingent obligations incurred in the acquisition. At December 30, 2000, Kent operated 23 eye care centers in Michigan.

2. Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. With respect to the shares issued, the Company agreed to issue additional consideration if the per share market price of the Company's common stock did not exceed a specified threshold during an agreed upon time frame. On March 20, 2001, the Company entered into a Settlement Agreement and Mutual Release with the Shawnee stockholders in which the Company agreed to issue 238,000 shares of its common stock as additional consideration in connection with such contingent obligations incurred in the acquisition. At December 30, 2000, Shawnee operated 11 eye care centers in Pennsylvania and Ohio.

3. Effective April 1, 1998, the Company acquired all of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2,309 in cash, $350 in notes payable in twelve equal quarterly installments commencing June 30, 1998 and 87,940 shares of common stock. At December 30, 2000, Eyeglass Emporium operated eight eye care centers in Indiana.

4. Effective July 1, 1997, the Company acquired all of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a/ Vision Plaza) ("Vision Plaza"). At December 30, 2000, Vision Plaza operated 14 primary eye care centers and two specialty eyewear centers in Louisiana and Mississippi. Following the acquisition, Vision Plaza entered into a management services contract with Dr. John Musselman, a Professional Corporation ("Musselman"), a corporation established to employ the optometrists previously employed by the acquired company.

5. The net loss per share in 1997 includes a $1,953 dividend to the preferred stockholders as discussed in Note 9 of the Notes To Consolidated Financial Statements.

6. Includes a $110 provision for store closings and $400 write off of software development costs in 1997 and a $2,622 provision for impairment of ophthalmic equipment in 1996.

7. Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. and acquired by merger E.B. Brown Opticians, Inc. (collectively, "E.B. Brown"). At December 30, 2000, E.B. Brown operated 35 eye care centers located throughout Ohio and western Pennsylvania.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of December 30, 2000, the Company's operations consisted of 122 eye care centers, two regional optical laboratories and three distribution centers, making it one of the fifteen largest providers in the United States primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Vision Plaza, Vision World, Shawnee Optical, and Kent Optical. The Company also provides, or where necessary to comply with applicable law administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services.

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

     The Company's results of operation include the accounts of the Company, its wholly-owned subsidiaries and four professional corporation's ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. For example, if (i) the employment of the nominee shareholder is terminated by the PC or by the Company (including its subsidiaries) or (ii) the Company determines that the nominee shareholder is impairing or rendering less-than-optimal the Company's business management and administration of the PC, then the Company has the right to require the existing nominee shareholder to sell all of the outstanding stock of the PC to another person eligible to serve as a new nominee shareholder. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC, which will always be a nominal cost because each PC operates and expects to continue to operate at an almost break-even level generating a nominal profit, if any at all. See "Business--Stock Restrictions and Pledge Agreements."

RESULTS OF OPERATIONS 2000 AS COMPARED WITH 1999

     Net Revenue. The Company generated net revenue of approximately $64.2 million during the year ended December 30, 2000 from the operation of its 122 eye care centers and laser vision correction affiliation as compared to net revenue of approximately $67.0 million from the operation of its 130 eye care centers and two laser vision correction centers in the United States for the same period in 1999. The $2.8 million or 4.2% decrease in total net revenue for the year ended December 30, 2000 relates primarily to lower average net sales per store, lower laser vision revenues and the closing of eight stores net of store additions. The decrease was partially offset by the fifty-three week fiscal period ended December 30, 2000 as compared to the fifty-two week fiscal period ended December 25, 1999 and also offset somewhat by the additional 37 eye care centers acquired since April 1, 1999. The financial impact of the extra week in the current year was approximately an additional $1.2 million of net revenue.

     Cost of Revenue. Cost of revenue decreased to approximately $20.9 million for the year ended December 30, 2000 as compared to $22.8 million for the year ended December 25, 1999. Cost of revenue decreased as a percentage of net revenue to 32.6% for the year ended December 30, 2000 from 34% for the year ended December 25, 1999. The improvement as a percentage of net revenue primarily reflects the realization of purchase economies, consolidation of optical laboratory operations, less sales price discounting, and, to a lesser extent, small retail price increases.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were approximately $46.2 million and $46.1 million for the years ended December 30, 2000 and December 25, 1999, respectively. The increase relates primarily to inflationary pressures that increased payroll and occupancy costs, facility costs incurred in operating additional eye care centers acquired since April 1, 1999, and the fifty-three week fiscal period in 2000 as compared to the prior year fifty-two week fiscal period, offset almost entirely by reductions in bad debts, lower marketing expenditures and reduced staffing levels.

     Other Income and Expense. Interest income decreased to approximately $52,000 from $82,000 for the years ended December 30, 2000 and December 25, 1999, respectively. This decrease resulted from the investment of a lower average cash and cash equivalents balance during 2000 as compared to 1999. Interest expense increased to approximately $1.2 million from $641,000 for the years ended December 30, 2000 and December 25, 1999, respectively. The increase is associated with a higher average balance of debt outstanding, higher average interest rates and higher debt fees during 2000 as compared to 1999. Net disposition of assets in the year 2000 resulted in a loss of $105,000 as compared to a gain of $16,000 in 1999. The non-cash write off of deferred financing costs in 2000 of approximately $60,000 as required by generally accepted accounting principles were related to the execution of a loan modification agreement with Fleet National Bank dated March 31, 2000. The non-cash write off of deferred financing costs in 1999 of approximately $323,000 was related to the execution of a new credit facility with Fleet National Bank in April of 1999. The reserve for notes receivable of $714,000 in the year 2000 resulted from the Company providing a reserve for the amount of a note due from a former employee and current member of the Board of Directors.

     Net Loss. The Company realized a net loss of approximately $5.1 million ($0.55 per share) and $2.9 million ($0.30 per share) for the years ended December 30, 2000 and December 25, 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 30, 2000, the Company had approximately $0.5 million in cash and cash equivalents and a working capital deficit of approximately $(6.3) million in comparison to approximately $0.2 million in cash and cash equivalents and working capital of approximately $1.0 million as of December 25, 1999. The decrease in working capital is primarily due to the bank debt of $5.9 million which was classified on December 30, 2000 as current with a maturity date of March 31, 2001, but which has since been extended to December 31, 2002 pursuant to the terms of the Third Modification Agreement discussed below. The Company will need to raise substantial additional funds in the near term and may seek to raise those fund through additional financings, including public or private equity offerings. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to limit its operations, which would have a material and adverse affect on the Company. In addition, in its report on our consolidated financial statements, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

     On March 26, 2001, we entered into a Third Modification Agreement (as defined below) with Sovereign Bank of New England that, among other things, extends the maturity date of the loans to December 31, 2002. The Third Modification Agreement requires that the Company obtain equity financing in the amount of $1.0 million on or before May 31, 2001.

     Effective January 1, 1999, the Company acquired all of the outstanding shares of capital stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1.75 million in cash, $0.3 million in notes payable over three years and 70,000 shares of common stock. In addition, the Company agreed to issue additional consideration to the Shawnee stockholders if the market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from January 22, 2000 to January 22, 2001. The market price of the Company's common stock did not equal or exceed $5.00 during such period. The amount of additional consideration due to the Shawnee stockholders for each share of common stock issued in the acquisition and held by them on January 22, 2001 is equal to the difference between $5.00 and the greater of (a) the Market Price on January 22, 2001 or (b) $2.45. As of January 22, 2001, the aggregate additional consideration estimated to be payable to the Shawnee sellers was $178,500. At the Company's option, the additional consideration may be paid to the Shawnee stockholders in cash or in additional shares of the Company's common stock valued at its market price on the date that the additional consideration becomes payable to the Shawnee stockholders. As a result of the Company's obligation to issue additional consideration to the Shawnee stockholders, on March 20, 2001, the Company entered into a Settlement Agreement and Mutual Release with the Shawnee stockholders in which the Company agreed to issue 238,000 shares of its common stock to the Shawnee stockholders. At the time of the acquisition, the Company included the value of this additional consideration in its determination of the purchase price.

     Effective April 1, 1999, the Company acquired all of the outstanding shares of capital stock of Kent Optical Company and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5.209 million in cash, $1.0 million in notes payable over three years and 160,000 shares of common stock. In addition, the Company offered to issue additional consideration to the Kent shareholders if the market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. The market price of the Company's common stock has not equaled or exceeded $5.00 per share since April 23, 2000. The amount of additional consideration due to the Kent stockholders for each share of common stock issued in the acquisition and held by them on April 23, 2001 is equal to the difference between $5.00 and the greater of (a) the market price of the common stock on April 23, 2001 or (b) $2.73. The Company anticipates that the aggregate additional consideration estimated to be payable to the Kent sellers on April 23, 2001 will be $363,200. At the Company's option, the additional consideration may be paid to the Kent stockholders in cash or in additional shares of the Company's common stock valued at the its market price on the date that the additional consideration becomes payable to the Kent stockholders. At the time of acquisition, the Company included the value of this additional consideration in its determination of the purchase price.

     In connection with the exercise of stock options to purchase 138,332 shares (the "Option Shares") of the Company's common stock during fiscal 1997, Stephen
M. Blinn, a former executive officer and current Director of the Company, executed a promissory note (the "Note") in favor of the Company for the aggregate exercise price of $594,111. The Note is due on the earlier of September 2, 2007 or the date upon which Mr. Blinn receives the proceeds of the sale of not less than 20,000 of the Option Shares (the "Maturity Date"). Interest accrues at the rate of 6.55%, compounding annually, and is payable on the earlier of the Maturity Date of the Note or upon certain Events of Default as defined in the Note. The principal balance of the Note, together with accrued and unpaid interest, was approximately $714,000 as of December 30, 2000. During the third quarter of fiscal 2000, Mr. Blinn has informed the Company that he understood that the terms of the Note permitted Mr. Blinn to satisfy in full his obligations under the Note by either (a) returning the Option Shares to the Company or (b) turning over to the

Company any cash proceeds received by Mr. Blinn upon a sale of the Option Shares. The Company has informed Mr. Blinn that the Note is a full recourse promissory note, and that Mr. Blinn remains personally liable for all unpaid principal and interest under the Note. Due to Mr. Blinn's position regarding the Note and his failure to provide the Company or the Company's accountants with a copy of his personal financial statements or any other evidence of his ability to pay the amounts due under the Note, the Company has established a $714,000 reserve for notes receivable and, subsequent to the establishment of the reserve, the Company no longer recognizes as interest income accrued interest related to the Note.

     As of December 30, 2000, the Company had warrants outstanding which provide it with potential sources of financing as outlined below. However, because of the current market value of the Company's common stock, it is unlikely that any subsequent proceeds may be realized by the Company.

                                                                       POTENTIAL
                     SECURITIES                               NUMBER              PROCEEDS
                     ----------                               ------              --------
Class II Warrants....................................        290,424            $2,613,816
Bank Austria AG, f/k/a Creditanstalt, Warrants.......        150,000               693,750
Representative Warrants .............................        170,000             1,436,500
Sovereign Warrants...................................         50,000                25,500
Sovereign  Warrants..................................         50,000                 7,810
                                                                                ----------
                                                                                $4,777,376
                                                                                ==========

     The Company also has outstanding 284,291 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these Class I Warrants cannot be estimated at this time; however, for reasons stated above, it is unlikely that any proceeds would be realized by the Company.

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

     On April 15, 1999, the Company entered into a credit agreement (the "1999 Agreement") with Fleet National Bank ("Fleet") pursuant to which the Company could borrow $10.0 million on an acquisition line of credit, of which $7.0 million is on a term loan basis and $3.0 million is on a revolving line of credit basis, subject to certain performance criteria and an asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bore interest at either Fleet's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the

Company's election. The term loan facility bore interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bore interest at Fleet's prime rate or LIBOR plus 2.0% at the Company's election. As of December 30, 2000, $5.9 million was borrowed on the term loan and $2.5 million was borrowed on the revolving credit facility.

     At December 25, 1999, the Company was not in compliance with the following financial covenants of the 1999 Agreement: minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. However, on March 31, 2000, the Company and Fleet entered into a modification agreement (the "Original Modification Agreement") that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the Original Modification Agreement limited the revolving line note to $2.5 million and the term loan to $6.75 million and established the maturity date for each of these credit lines as March 31, 2001. Also, the Original Modification Agreement established the following interest rates for both the revolving line note and term loan: (i) from March 31, 2000 through August 31, 2000 - prime rate plus 1.0%; (ii) from September 1, 2000 through October 31, 2000 - prime rate plus 2.0%; and (iii) from November 1, 2000 through March 31, 2001 - prime rate plus 3.0%. The scheduled monthly principal payments for the term loan have been adjusted to $83,333.33 from April, 2000 through July, 2000, $100,000.00 from August, 2000 through December, 2000 and $125,000.00 from January, 2001 through March, 2001. As part of the Original Modification Agreement, the Company issued to Fleet warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.51 which was equal to the average closing price of the common stock for the last five trading days for the month of August of 2000, and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.156 which was equal to the average closing price of the Company's common stock for the last five trading days for the month of December of 2000. In August 2000, as a result of a bank merger, Sovereign Bank of New England ("Sovereign") became the successor party to Fleet in the Original Modification Agreement.

     In November of 2000, the Company and Sovereign entered into a second modification agreement (the "Second Modification Agreement") that amended the terms of the Original Modification Agreement in order to, among other things, defer certain payments required under the term note and amend certain terms and conditions of the 1999 Agreement. Sovereign deferred the required principal payments due on December 1, 2000 in the amount of $100,000 and on January 1, 2001 in the amount of $125,000 until March 1, 2001 and March 22, 2001, respectively. At December 30, 2000, the Company was in default for non-compliance with certain negative covenants contained in the Second Modification Agreement relating to minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit.

     On March 26, 2001, the Company and Sovereign entered into the Third Modification Agreement (the "Third Modification Agreement") that amended the terms of the Original Modification Agreement and the Second Modification Agreement in order to, among other things, waive the Company's default, adjust or delete certain covenants to which the Company was subject, change the repayment terms and extend the maturity date of the loans to December 31, 2002. In addition, the Third Modification Agreement requires that the Company close an equity financing of at least $1.0 million with third party investors on or before May 31, 2001. The Third Modification Agreement establishes the following annual interest rates for both the revolving line and term loans: (i) from February 1, 2001 through September 30, 2001 - six (6%) percent, (ii) from October 1, 2001 through December 31, 2001 - seven (7%) percent,

(iii) from January 1, 2002 through December 31, 2002 - prime rate subject to a minimum rate of eight (8%) percent and a maximum rate of eleven (11%) percent. The scheduled monthly principal payments do not begin until July 1, 2000 and are $30,000 from July 1, 2001 through December 31, 2001, and $100,000 from January 1, 2002 through December 31, 2002.

     The Company has an acquisition strategy to acquire and integrate the assets of multi-site eye care centers and the practices of eye care professionals and to employ or enter into management services contracts with these professionals. This strategy includes both expanding existing regional markets and entering new regional markets. The Company will also target acquisitions in strategic markets that will serve as platforms from which the Company can consolidate a given service area by making and integrating additional "in-market" acquisitions. The Company from time to time will evaluate potential acquisition candidates. Without additional funding, the Company's rate of acquisition and size of acquisition will be limited.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued SFAS 133 ("Accounting for Derivative Instruments and Hedging Activities,") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities, and required adoption in periods beginning after June 15, 1999. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("Accounting for Derivative Instruments and Hedging Activities"). SFAS 137 will now be effective for fiscal years beginning after June 15, 2000. SFAS 137, which becomes effective for the Company in its year ending December 29, 2001 is not expected to have a material impact on the Consolidated Financial Statements of the Company.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sight Resource Corporation:

     We have audited the accompanying consolidated balance sheets of Sight Resource Corporation and its subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sight Resource Corporation and its subsidiaries at December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company's recurring losses and resultant defaults under the Company's debt agreement raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/   KPMG LLP
                                  ---------------
                                  KPMG LLP

Boston, Massachusetts
March 16, 2001, except as to Note 3 and Note 17, which are as of March 30, 2001

                          SIGHT RESOURCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                           Dec. 30           Dec. 25
                                                                             2000             1999
                                                                           -------           -------
                                                                             (in thousands except
                                                                              for share amounts)
                    ASSETS
Current assets:
  Cash and cash equivalents.................................................. $     532      $     166
  Accounts receivable, net of allowance of $1,897 and $1,881 respectively....     2,587          3,583
  Inventories................................................................     5,977          6,875
  Prepaid expenses and other current assets..................................       457            344
                                                                              ---------      ---------
     Total current assets....................................................     9,553         10,968
                                                                              ---------      ---------
Property and equipment, net (note 4).........................................     3,984          5,734
                                                                              ---------      ---------
Other assets:
  Intangible assets (note 5).................................................    21,444         23,131
  Other assets...............................................................       158            921
                                                                              ---------      ---------
     Total other assets......................................................    21,602         24,052
                                                                              ---------      ---------
                                                                              $  35,139      $  40,754
                                                                              =========      =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolver notes payable (note 7)...........................................  $   2,500      $     975
  Current portion of long term debt (note 7)................................      6,540          1,682
  Current portion of capital leases (note 8)................................         10             28
  Accounts payable..........................................................      4,721          4,606
  Accrued expenses (note 6).................................................      2,007          2,673
  Dividends payable.........................................................         51              0
                                                                              ---------      ---------
     Total current liabilities..............................................     15,829          9,964
                                                                              ---------      ---------
Non-current liabilities:
  Long term debt, less current maturities (note 7)..........................        451          6,882
  Capital leases (note 8)...................................................         25              2
  Other liabilities.........................................................          0             22
                                                                              ---------      ---------
     Total non-current liabilities..........................................        476          6,906
                                                                              ---------      ---------
  Series B redeemable convertible preferred stock 1,452,119 shares issued
      (note  9).............................................................      6,535          6,535
                                                                              ---------      ---------
Stockholders' equity  (note 10):
  Preferred Stock, $.01 par value. Authorized 5,000,000 shares; no shares
      of Series A issued and outstanding....................................         --             --
  Common stock, $.01 par value. Authorized 20,000,000 shares; issued
      9,261,552 and 9,256,552 shares in 2000 and 1999, respectively.........         93             93
  Additional paid-in capital................................................     38,452         38,500

  Treasury stock at cost (30,600 shares in 2000 and 1999)...................       (137)          (137)
  Unearned compensation.....................................................          0             (2)
  Accumulated deficit.......................................................    (26,109)       (21,105)

     Total stockholders' equity.............................................     12,299         17,349
                                                                              ---------      ---------
                                                                              $  35,139      $  40,754
                                                                              =========      =========

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEARS ENDED DECEMBER
                                                                                 --------------------
                                                                           2000          1999          1998
                                                                          -----          ----          ----
                                                                     (in thousands except for per share amounts)
Net revenue........................................................     $64,219        $67,034         $54,971
Cost of revenue....................................................      20,929         22,823          18,991
                                                                        -------        -------         -------
     Gross margin..................................................      43,290         44,211          35,980
Selling, general and administrative expense........................      46,155         46,122          37,036
                                                                         ------         ------          ------
     Loss from operations..........................................      (2,865)        (1,911)         (1,056)
                                                                         ------         ------          ------
Other income (expense):
  Interest income..................................................          52             82             184
  Interest expense.................................................      (1,232)          (641)           (201)
  Gain (loss) on disposal of assets................................        (105)            16             158
  Write-off of deferred financing cost.............................         (60)          (323)             --
  Reserve for note receivable......................................        (714)            --              --
                                                                        -------        -------         -------
     Total other income (expense)..................................      (2,059)          (866)            141
                                                                        -------        -------         -------
     Loss before income tax expense................................      (4,924)        (2,777)           (915)
Income tax expense.................................................          80             77              70
                                                                        -------        -------         -------
     Net loss......................................................     $(5,004)       $(2,854)        $  (985)
                                                                        =======        =======         =======
(Dividends on) adjustment to cost of redeemable convertible
 preferred stock (note 9...........................................         (51)           142              --
                                                                        -------        -------         -------
Net loss attributable to common shareholders.......................     $(5,055)       $(2,712)        $  (985)
                                                                        =======        =======         =======
Basic and Diluted loss per common share (note 2)...................     $ (0.55)       $ (0.30)        $ (0.11)
                                                                        =======        =======         =======
Weighted average number of common shares outstanding...............       9,228          9,181           8,867
                                                                        =======        =======         =======

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Years Ended December 30, 2000, December 25, 1999 and December 31, 1998
                                      ----------------------------------------------------------------------
                              COMMON STOCK
                            -----------------
                                               ADDITIONAL                COMMON                                    TOTAL
                                      PAR       PAID-IN     ACCUM.        STOCK      TREASURY       UNEARNED     STOCKHOLDER'S
                            SHARES   VALUE      CAPITAL    DEFICIT      ISSUABLE       STOCK         COMP.         EQUITY
                            ------   -----      -------    -------      --------     --------       --------       ------
                                                                             (IN THOUSANDS)

Balance, December 31, 1997   8,787      $88     $36,329    $(17,266)     $ 432        $  (137)       $    --       $19,446

Exercise of stock options
(notes 10 & 13)..........       20       --           9          --         --             --              --            9

Issuance of Common Stock
for acquisitions.........       88        1         349          --         --             --              --          350

Issuance of Common Stock..      41        1         160          --         --             --             (40)         121

Amortization of unearned
compensation..............      --       --          --          --         --             --              18           18

Net loss..................      --       --          --        (985)        --             --              --         (985)
                             -----      ---     -------    --------      -----        -------        --------      -------
Balance, December 31, 1998   8,936      $90     $36,847    $(18,251)       432          $(137)           $(22)     $18,959

Exercise of stock options
(notes 10 & 13)...........       5       --           2           --        --             --              --            2

Issuance of Common Stock
for acquisitions..........     316        3       1,509           --      (432)            --              --         1,080

Adjustment to cost of
preferred stock
issuance..................      --       --         142           --        --             --              --           142

Amortization of unearned
compensation..............      --       --          --           --        --             --              20            20

Net loss..................      --       --          --       (2,854)       --             --              --        (2,854)
                             -----      ---     -------     --------     -----        -------        --------      --------

Balance, December 25, 1999   9,257      $93     $38,500     $(21,105)    $   0        $  (137)       $     (2)     $ 17,349

Exercise of stock options
(notes 10 & 13)...........       5       --           3           --        --             --              --             3

Dividends..................     --       --         (51)          --        --             --              --           (51)

Amortization of unearned
compensation...............     --       --          --           --        --             --               2             2

Net loss...................     --       --          --       (5,004)       --             --              --        (5,004)
                             -----      ---     -------     --------     -----        -------        --------      --------

Balance, December 30, 2000   9,262      $93     $38,452     $(26,109)    $   0        $  (137)       $     (0)     $ 12,299
                             ==============================================================================================

          See accompanying notes to consolidated financial statements

                          SIGHT RESOURCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           2000           1999           1998
                                                                                        -------        -------        -------
Operating activities:
Net loss.........................................................................       $(5,004)       $(2,854)       $  (985)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................................         3,844          3,828          2,596
  Amortization and write off of deferred financing costs.........................           297            353             --
  Amortization of unearned compensation..........................................             2             20             18
  (Gain)/loss on disposal of assets..............................................           105            (16)          (158)
  Reserve for note receivable....................................................           714             --             --
Changes in operating assets and liabilities:
  Accounts receivable............................................................           996            448           (746)
  Inventories....................................................................           898         (1,012)           289
  Prepaid expenses and other current assets......................................          (113)            65             47
  Accounts payable and accrued expenses..........................................          (551)        (1,204)          (829)
                                                                                        -------        -------        -------
     Net cash provided by (used in) operating activities.........................         1,188           (372)           232
                                                                                        -------        -------        -------
Investing activities:
  Purchases of property and equipment............................................          (681)        (1,513)        (1,612)
  Payments for acquisitions, net of cash acquired................................            --         (6,419)        (2,201)
  Proceeds from sale of assets...................................................           169            115            235
  Other assets...................................................................          (248)           362             88
                                                                                        -------        -------        -------
     Net cash used in investing activities.......................................          (760)        (7,455)        (3,490)
                                                                                        -------        -------        -------
Financing activities:
  Principal payments on debt.....................................................        (1,568)        (2,961)        (1,087)
  Proceeds from issuance of stock................................................            --             --            129
  Proceeds from exercise of warrants and stock options...........................             3              2             --
  Proceeds from bank loans.......................................................         1,525          9,234             --
  Payment of other liabilities...................................................           (22)          (142)            --
                                                                                        -------        -------        -------
     Net cash provided by (used in) financing activities.........................           (62)         6,133           (958)
                                                                                        -------        -------        -------
Net increase (decrease) in cash and cash equivalents.............................           366         (1,694)        (4,216)
Cash and cash equivalents, beginning of period...................................           166          1,860          6,076
                                                                                        -------        -------        -------
Cash and cash equivalents, end of period.........................................       $   532        $   166        $ 1,860
                                                                                        =======        =======        =======
                                                                                 --------------------------------------------

             See note 13 for supplementary cash flow information.
         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 31, 1998

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

     Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition

                           SIGHT RESOURCE CORPORATION
was $1,750,000 in cash, $300,000 in notes payable over three years and 70,000 shares of common stock. Shawnee operated nine eye care centers in Pennsylvania and Ohio. The acquisition was accounted for using the purchase method of accounting.

     Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical, Inc. and its associated companies (collectively "Kent"). The purchase price paid in connection with this acquisition was $5,209,000 in cash, $1,000,000 in notes payable over three years and 160,000 shares of common stock. Kent operated 28 eye care enters in Michigan. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. Total preliminary acquisition reserves at December 25, 1999 were $91,500. During 2000, the Company charged $46,000 against the reserve for costs to sever store personnel. At December 30, 2000, the purchase reserve balance is $45,500.

     With respect to the shares of common stock issued in the acquisition of Shawnee, the Company agreed to issue additional consideration to the sellers if the market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from January 22, 2000 to January 22, 2001. The market price of the common stock did not equal or exceed $5.00 during such period. On March 20, 2001, the Company entered into a Settlement Agreement and Mutual Release with the Shawnee Stockholders in which the Company agreed to issue 238,000 shares of its common stock as additional consideration in connection with obligations incurred in the acquisition.

     With respect to the shares of common stock issued in the acquisition of Kent, the Company agreed to issue additional consideration to the sellers if the market price of the Company's common stock does not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. From April 23, 2000 to date, the market price of the Company's common stock has not equaled or exceeded $5.00 per share. At the time of these acquisitions, the Company included the value of this additional consideration in its determination of the purchase price.

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

     In early 1999, the Company provided a purchase accounting reserve of $400,000 for the closing of two stores and one laboratory in Erie for Shawnee and a reserve of $50,000 to sever administrative, store laboratory personnel. During 1999, the Company revised the plan and determined no stores or laboratories would be closed. At December 25, 1999, the Company finalized its plan and also determined that no employees would be severed. The entire

                          SIGHT RESOURCE CORPORATION

$450,000 acquisition reserve was reversed against goodwill and no reserves for Shawnee exist December 25, 1999. No amounts were charged against acquisition reserves.

     In 1999, the Company recorded a purchase accounting reserve of $91,500 to sever administrative or store personnel in Michigan for Kent. During 2000, the Company charged $46,000 against the Kent reserve for costs to sever store personnel. At December 30, 2000, the purchase reserve balance was $45,500.

     The following unaudited pro forma financial information gives effect to the acquisitions as if:


i)      the acquisition of Eyeglass Emporium was effective January 1, 1997

ii)     the acquisition of Shawnee was effective January 1, 1998

iii)    the acquisition of Kent was effective January 1, 1998

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                          1999              1998
                                                          ----              ----
                                                  (in thousands except for per share data)
Revenue.......................................           $69,589          $70,350
                                                         =======          =======
Net loss......................................           $(3,227)         $(1,718)
                                                         =======          =======
Basic and Diluted loss per share..............           $ (0.37)         $ (0.19)
                                                         =======          =======
Weighted average number of common shares
  outstanding.................................             9,341            9,119
                                                         =======          =======

     The above unaudited pro forma financial information reflects certain adjustments, including amortization of goodwill, and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of 1998 and 1999 and is not necessarily indicative of results that may be obtained in the future.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Principles of Consolidation

     The Company's results of operation include the accounts of the Company, its wholly-owned subsidiaries and four professional corporations ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement ("Pledge Agreement") in favor of a subsidiary of the

                          SIGHT RESOURCE CORPORATION

Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC, which will always be a nominal cost because each PC operates at an almost break-even level generating a nominal profit, if any at all. All significant intercompany balances and transactions have been eliminated.

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

     (c) Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of other long-term maturities approximates fair value. The carrying amount of the Company's revolving line of credit and bank term loan approximates fair value because the borrowing rate changes with market interest rates and the short maturity of these items.

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

     (f) Property, Equipment and Long-Lived Assets

     Property, equipment and long-lived assets are stated at cost. The Company provides for depreciation at the time the property, equipment and long-lived assets are placed in service. The straight-line method is used over the estimated useful life of the assets. The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to anticipated profits and future undiscounted cash flows expected to be generated by the asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     The options, warrants and convertible preferred stock discussed in Notes 9 and 10 were not included in the computation of diluted Earnings Per Share because the effect would be antidilutive.

(3)  LIQUIDITY

     As a result of recurring losses from operations, the Company has violated certain covenants included in the 1999 Agreement. This situation has triggered conditions included in the debt agreement whereby the borrowing capacity has been reduced and the maturity accelerated to March 31, 2001. The Company and Sovereign Bank of New England ("Sovereign"), the successor party to Fleet National Bank ("Fleet"), agreed to enter into the Third Modification Agreement on March 26, 2001 (the "Third Modification Agreement"). The Third Modification Agreement amends the Original and the Second Modification Agreements between the Company and Sovereign to, among other things, waive the Company's default, adjust or delete certain covenants to which the Company was subject, change the repayment terms and extend the maturity date of the loans to December 31, 2002. In addition, the Third Modification Agreement requires the Company to close an equity financing of at least $1.0 million on or before May 31, 2001. Failure to consummate an equity financing shall constitute an event of default under the Third Modification Agreement which raises substantial doubt about the Company's ability to continue as a going concern. Members of the Company's management have taken actions in an attempt to satisfy this requirement.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                           SIGHT RESOURCE CORPORATION

                                                    Years Ended December
                                                    --------------------

                                                       (in thousands)


                                             2000           1999         ESTIMATED
                                          -------        -------         ---------
                                                                        USEFUL LIFE
                                                                        -----------
Land and building.......................  $    87        $    118         40 years
Equipment...............................    3,032           4,016        3-5 years
Computer equipment......................    1,385           1,082          3 years
Furniture and fixtures..................    1,836           1,889          3 years
Leasehold improvements..................    4,704           4,967       Life of lease
Construction-in-progress................        0             324
                                          -------        --------
                                           11,044          12,396
Less accumulated depreciation...........    7,060           6,662
                                          -------        --------
Property and equipment, net.............  $ 3,984        $  5,734
                                          =======        ========

(5)  Intangible Assets

     Intangible assets consists of the following:

                                                Years Ended December
                                                --------------------

                                                   (in thousands)

                                             2000           1999       ESTIMATED
                                          -------        -------       ---------
                                                                      USEFUL LIFE
                                                                      -----------
Goodwill..............................   $16,537        $16,537            20-25
Customer lists........................     5,932          5,932            11-15
Workforce in place....................     1,970          1,970              6-8
Trademarks............................     1,773          1,773            15-20
Non-compete ..........................       380            380             5-10
Database/records......................       310            310               12
                                         -------        -------
                                          26,902         26,902
Accumulated amortization..............     5,458          3,771
                                         -------        -------
  Total...............................   $21,444        $23,131
                                         =======        =======

     The useful lives of the above intangible assets are estimated based upon, among other things, independent appraisals, history of operations acquired, terms of agreements and industry standards.

(6)   Accrued Expenses

     Accrued expenses consists of the following:

                           SIGHT RESOURCE CORPORATION

                                                      Years Ended December
                                                      -------------------
                                                         (in thousands)
                                                       2000            1999
                                                     ------           ------
Payroll and related cost..................          $ 1,066          $ 1,393
Other.....................................              941            1,280
                                                    -------          -------
                                                    $ 2,007          $ 2,673
                                                    =======          =======

(7)   DEBT                                                                 YEARS ENDED DECEMBER
                                                                              (in thousands)
                                                                             ----------------
                                                                          2000               1999
                                                                         ------             ------
Short-term borrowings consist of the following:
Bank revolver loan payable, variable interest rate (12.5 % at
12/30/00), interest due monthly (see Note 17).........................  $ 2,500            $   975
                                                                        =======            =======
Long-term debt consists of the following:
Bank term loan payment, variable interest rate (12.5% at 12/30/00), principal and interest due monthly beginning October, 1999
 (see note 17)........................................................    5,850              6,833

Unsecured notes payable, 7.5% interest rate, principal due annually and
 interest due quarterly until April, 2002.............................      667              1,000

Unsecured notes payable, 7.5% interest rate, principal due annually and
 interest due quarterly until January, 2002...........................      200                300

Unsecured notes payable, with interest rates of between 8 and 9%,
 principal and interest due monthly until June, 2010..................      209                219

Unsecured note payable, 7% interest rate, principal and interest due
 quarterly until March 31, 2001.......................................       58                175

Unsecured note payable, 12% interest rate, principal and interest due
 monthly until January, 2001..........................................        7                 37
                                                                         ------            -------
                                                                         $6,991            $ 8,564
Less current maturities...............................................    6,540              1,682
                                                                         ------            -------
Long term debt, less current maturities...............................   $  451            $ 6,882
                                                                         ======            =======

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

     The term loan facility bears interest at LIBOR plus 2.25% or at a comparable interest swap rate at the Company's election. The revolving credit facility bears interest at the bank's prime

                          SIGHT RESOURCE CORPORATION
rate or LIBOR plus 2.0% at the Company's election. Amounts borrowed under the 1999 Agreement were used to finance acquisitions, retire existing bank debt, provide ongoing working capital and/or for other general corporate purposes.

     On March 31, 2000, the Company and Fleet entered into a modification agreement (the "Original Modification Agreement") that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the Original Modification Agreement limits the revolving line note to $2.5 million and the term loan to $6.75 million and established the maturity date for each of these credit lines as March 31, 2001. Also, the Original Modification Agreement established the following interest rates for both the revolving line note and term loan: (i) from March 31, 2000 through August 31, 2000 - prime rate plus 1.0%; (ii) from September 1, 2000 through October 31, 2000 - prime rate plus 2.0%; and (iii) from November 1, 2000 through March 31, 2001 - prime rate plus 3.0%. The scheduled monthly principal payments for the term loan were adjusted to $83,333.33 from April, 2000 through July, 2000, $100,000.00 from August, 2000 through December, 2000 and $125,000.00 from January, 2001 through March, 2001. As part of the Original Modification Agreement, the Company issued to Fleet warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.51 which was equal to the closing price of the common stock for the last five trading days in the month of August 2000 and warrants to purchase 50,000 shares of the common stock at an exercise price of $0.156 which was equal to the closing price of the common stock for the last five trading days in the month of December of 2000. In August 2000, as a result of a bank merger, Sovereign Bank of New England ("Sovereign") became the successor party to Fleet in the Original Modification Agreement.

     In November of 2000, the Company and Sovereign entered into the Second Modification Agreement that amended the Original Modification Agreement in order to, among other things, defer certain payments required under the term note and amend certain terms and conditions of the 1999 Agreement. Sovereign deferred the required principal payments due on December 1, 2000 in the amount of $100,000 and on January 1, 2001 in the amount of $125,000 until March 1, 2001 and March 22, 2001, respectively.

     As of December 30, 2000, $5.85 million was borrowed on the term loan and $2.5 million was borrowed on the revolving credit facility. At December 30, 2000, the Company was in default for non-compliance with certain negative covenants contained in the Second Modification Agreement relating to minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. The Company and Sovereign have entered into a Third Modification Agreement, which includes a waiver of defaults relating to these covenants and to a revised credit agreement with Sovereign. (see Note 17).

                          SIGHT RESOURCE CORPORATION

8)   LEASE OBLIGATIONS

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

     Future minimum annual lease commitments for facilities and equipment for the five years subsequent to December 30, 2000 and in the aggregate are as follows:

                                                              CAPITAL   OPERATING
                                                               LEASES     LEASES
                                                             ---------  ---------
                                                                  (In thousands)
2001...................................................            14     $ 5,571
2002...................................................            11       4,554
2003...................................................            11       3,694
2004...................................................             8       2,638
2005...................................................            --       1,791
Thereafter.............................................            --       3,044
                                                           ----------    --------
Total minimum lease obligations........................            44     $21,292
                                                                         ========
Less amount representing interest......................             9
                                                           ----------
Present value of net minimum capital lease obligations.            35
Less current maturities................................            10
                                                           ----------
                                                                  $25
                                                           ==========

     Rental expenses charged to operations, including real estate taxes, common area maintenance and other expenses related to the leased facilities and equipment, were $6,409,000, $6,296,000 and $5,335,000 for fiscal years 2000,
1999 and 1998 respectively.

(9)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On November 25, 1997, the Company issued 1,452,119 shares of Series B Convertible Preferred Stock (the "Series B"), Class I and Class II Warrants to an outside investor (the"Purchaser") for a net purchase price of $4,582,000. The Series B was purchased with a conversion price into common stock that was lower than the market value of the common stock, and as a result, the difference of $1,953,000 was reflected as a dividend to the preferred stockholders to reflect the preferred stock at its fair value. Each share of Series B is convertible into one share of Common Stock at $3.50 per share, subject to adjustment, at the Purchaser's option at any time and at the Company's option if the price per share of common stock during any period of thirty consecutive trading days equals or exceeds $7.00 at any time during the first three years or $9.00 at any time thereafter. The holders of the Series B have the right to appoint two directors to the Company's Board of Directors.

     The Class I (Mirror) Warrants entitle the Purchaser to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common

                          SIGHT RESOURCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The Purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations.

     The Class II Warrants entitle the Purchaser to purchase an aggregate of 290,424 shares of the Company's common stock at an exercise price of $7.00 per share for a term of five years.

     The Purchaser is entitled to "shelf" registration rights and "piggyback" registration rights with respect to the shares of common stock underlying the Series B, the Class I Warrants and the Class II Warrants.

     Upon a change of control of the Company, defined as (i) a change in any person or group obtaining a majority of the securities ordinarily having the right to vote in an election of Directors; (ii) during any two year period, the individuals who at the beginning of the period constituted the Company's Board of Directors no longer constitute a majority of the Board of Directors; (iii) any merger, consolidation, recapitalization, reorganization, dissolution or liquidation of the Company which results in the current stockholders no longer owning more than 50% of the voting securities or the Company; (iv) any sale, lease, exchange or other transfer of all, or substantially all, of the assets of the Company; or (v) the adoption of a plan leading to the liquidation or dissolution of the Company, at the option of the Purchaser, the Company would have to redeem the Series B at a price of 105% of the offering price, subject to certain adjustments, plus accrued and unpaid dividends. The redemption value at December 30, 2000 and December 25, 1999 was $5,337,000.

(10) STOCKHOLDERS' EQUITY

  Preferred Stock

     As of December 30, 2000 and December 25, 1999, the Company has authorized 5,000,000 shares of preferred stock at $.01 par value of which 1,452,119 shares of Series B are issued and outstanding (see Note 9), and 200,000 shares have been designated Series A Junior Participating Preferred Stock pursuant to a certificate of designation filed with the State of Delaware on May 12, 1997, of which no shares are issued and outstanding. The terms and conditions of any other series of preferred stock, including any preferences and dividends, will not be established until such time, if ever, as such shares are in fact issued by the Company.

  Common Stock

     As of December 30, 2000 and December 25, 1999, the Company has authorized 20,000,000 shares of common stock at $.01 par value. Common stock is entitled to dividends if declared by the Board of Directors, and each share carries one vote.

                          SIGHT RESOURCE CORPORATION

Warrants

     In connection with the Company's third public offering in 1996, the Company sold to its underwriter warrants to purchase an aggregate of 170,000 shares of the Company's common stock at $8.45 per share. No underwriter warrants have been exercised and the warrants expire on 6/25/01.

     In connection with the Company issuing 1,452,119 shares of Series B Convertible Preferred Stock, Class I and Class II Warrants were issued to an outside investor (the "Purchaser"). The


Class I (Mirror) Warrants entitle the Purchaser to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The Purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The Class II Warrants entitle the Purchaser to purchase an aggregate of 290,424 shares of the Company's Common Stock at an exercise price of $7.00 per share for a term of five years. No Class I or Class II Warrants have been exercised.

Treasury Stock

     From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock in the open market. There were no repurchases of shares of common stock during the years ended December 30, 2000, December 25, 1999 and December 31, 1998.

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

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and as a result no compensation expense has been recorded for granted options. Had

                          SIGHT RESOURCE CORPORATION
compensation costs been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

                                                      2000              1999              1998
                                                   -------           -------           -------
                                                     (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Net loss........................as reported        $(5,004)          $(2,854)          $  (985)
                                                   =======           =======           =======
                                pro forma          $(5,019)          $(3,370)          $(1,863)
                                                   =======           =======           =======
Net loss per share .............as reported        $ (0.55)          $ (0.30)          $ (0.11)
                                                   =======           =======           =======
                                pro forma          $ (0.55)          $ (0.36)          $ (0.21)
                                                   =======           =======           =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants as follows:

                                         2000             1999             1998
                                        -----             ----             ----
Dividend Yield................          0.00%            0.00%            0.00%
Volatility....................         115.7%            90.4%            91.1%
Interest Rate.................          4.88%            6.60%            5.50%
Expected Life.................     5.03 years       6.49 years       8.12 years

A summary of the stock option transactions follows:


                                                           NUMBER OF        WEIGHTED
                                                           --------         --------
                                                            SHARES          AVERAGE
                                                            ------          -------
                                               SHARES       UNDER           PRICE PER
                                               ------       -----           ---------
                                             AVAILABLE     OPTION            SHARE
                                             ---------     ------            -----
Balance, December 31, 1997...............      510,172      828,696            5.11
Canceled.................................      218,966     (218,966)           5.08
Granted..................................     (613,999)     613,999            3.43
Exercised ...............................           --      (20,000)           0.43
                                              --------     --------           -----
Balance, December 25, 1998.                    115,139    1,203,729            4.16
Increase to the plan.....................      350,000           --              --
Canceled ................................       97,667      (97,667)           5.04
Granted..................................     (289,000)     289,000            2.25
Exercised................................           --       (5,000)           0.43
                                              --------    ---------           -----
Balance, December 25, 1999                     273,806    1,390,062           $3.71
                                              ========    =========           =====
Canceled.................................      346,464     (346,464)           3.76
Granted..................................      (20,000)      20,000             .91
Exercised................................           --       (5,000)            .43
                                              --------    ---------           -----
Balance, December 30, 2000                     600,270    1,058,598           $3.66
                                              ========    =========           =====

    There were 841,281 and 737,371 shares exercisable under the Plan at December 30, 2000 and December 25, 1999, respectively.

                           SIGHT RESOURCE CORPORATION

     The weighted average fair value of options granted under the Plan was $0.75 and $1.79 for the years ended December 30, 2000 and December 25, 1999, respectively.

     The following table summarizes information about options outstanding as of December 30, 2000:

                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                 -------------------                           -------------------
                                      WEIGHTED
                                      --------
                                       AVERAGE            WEIGHTED       NUMBER
                                      -------            --------       ------
   RANGE OF             NUMBER        REMAINING          AVERAGE      EXERCISABLE       WEIGHTED
   ---------           -------        ---------          -------      -----------       --------
    EXERCISE         OUTSTANDING      CONTRACTUAL        EXERCISE         AT             AVERAGE
   ---------        ------------      -----------        --------         --             -------
     PRICES         AT 12/30/2000         LIFE             PRICE       12/30/2000     EXERCISE PRICE
    -------        --------------         ----             -----       ----------     --------------
 $0.00-$0.95  .            25,000         7.9              $0.81           5,000          $0.43
 $1.90-$2.85  .           251,669         8.3              $2.03         109,851          $2.04
 $2.85-$3.80  .           124,333         7.4              $3.04          80,334          $3.06
 $3.80-$4.75  .           517,596         5.3              $4.09         506,096          $4.09
 $4.75-$5.70  .            47,100         4.1              $5.00          47,100          $5.00
 $5.70-$6.65  .            67,900         3.5              $6.49          67,900          $6.49
 $6.65-$7.60  .            22,000         4.7              $6.81          22,000          $6.81
 $7.60-$8.55  .             3,000         4.9              $7.81           3,000          $7.81
                        ---------                                        -------
                        1,058,598                                        841,281
                        =========                                        =======

(11)  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401 (k) Retirement Savings Plan. The Company matches 50% of every dollar contributed by employees, limited to the first 5% of salary. Contributions made by the Company in 2000, 1999 and 1998 were $231,000, $247,000 and $191,000, respectively.

(12) INCOME TAXES

     Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

                          SIGHT RESOURCE CORPORATION

                                                                                        YEARS ENDED DECEMBER
                                                                                     --------------------------
                                                                                        2000      1999    1998
                                                                                     -------   -------   -----
                                                                                          (IN THOUSANDS)
Computed "expected" tax benefit...................................................  $ 1,674   $   954   $ 305
Increase in tax benefit resulting from:
  State net operating loss and State tax deductions...............................      213       142     137
Decrease in tax benefit resulting from:
  Other...........................................................................     (203)     (158)   (104)
  Increase in valuation allowance for deferred tax assets allocated to
  Income Tax Expense..............................................................   (1,764)   (1,015)   (408)
                                                                                    -------   -------   -----
                                                                                    $   (80)  $   (77)  $ (70)
                                                                                    =======   =======   =====

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                         Years Ended December
                                                      --------------------------
                                                           2000           1999
                                                         -------        -------
                                                           (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards....................  $ 9,576        $ 8,110
  Plant and equipment.................................      639            639
  Vacation accrual....................................       41             41
  Bad debt reserve....................................      687            680
  Other reserves......................................      237            184
                                                        -------        -------
     Gross deferred tax assets........................   11,180          9,654
  Valuation allowance under SFAS 109..................   (8,879)        (7,115)
                                                        -------        -------
        Deferred tax assets...........................    2,301          2,539
                                                        =======        -------
Deferred tax liabilities:
         Intangible assets............................   (2,301)        (2,539)
                                                        -------        -------
             Net deferred tax assets..................  $     0        $     0
                                                        =======        =======

     A valuation allowance in the amount of $8,879,000 and $7,115,000 was established at December 30, 2000 and December 25, 1999, respectively. The valuation allowance was reduced in 1999 due to acquisitions that resulted in the recognition of net deferred tax liabilities of approximately $2,800,000. This allowance has been established due to the uncertainty of the Company to benefit from the federal and state operating loss carryforwards.

     Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be allocated as follows:

                          SIGHT RESOURCE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                                           Years Ended December
                                                                                         ------------------------
                                                                                             2000         1999
                                                                                            ------       ------
                                                                                               (IN THOUSANDS)
Income tax benefit that would be reported in the statement of operations                      $8,408       $6,644
Charge to goodwill for recognition of acquired tax assets..............................          471          471
                                                                                              ------       ------
                                                                                              $8,879       $7,115
                                                                                              ======       ======

     The net operating loss carryforwards ("NOLs") for federal and state tax purposes at December 30, 2000 are approximately $25,010,000 and $13,410,000, respectively and expire through 2020 and 2005, respectively.

(13) SUPPLEMENTARY CASH FLOW INFORMATION

     The following represents supplementary cash flow information:

                                                                 Years Ended December
                                                                 --------------------
                                                               2000        1999         1998
                                                              -----      -------      -------
                                                                     (in thousands)
Interest paid.........................................       $ 952      $   538      $   222
Income taxes paid.....................................          72           98           53

Non-cash financing activities:
Acquisitions:
Assets acquired.......................................          --       12,632        3,907
Net liabilities assumed...............................          --       (4,371)      (1,247)
Notes payable.........................................          --       (1,300)        (350)
Common stock issued...................................          --           (2)          (1)
                                                             -----      -------      -------
Cash paid.............................................          --        6,959        2,309
Less cash acquired....................................          --         (540)        (108)
                                                             -----      -------      -------
Net cash paid for acquisition.........................       $          $ 6,419      $ 2,201
                                                             ======     =======      =======

(14) RELATED PARTY TRANSACTIONS

     In connection with the exercise of stock options to purchase 138,332 shares (the "Option Shares") of the Company's common stock during fiscal 1997, Stephen
M. Blinn, a former executive officer and current Director of the Company, executed a promissory note (the "Note") in favor of the Company for the aggregate exercise price of $594,111. The Note is due on the earlier of September 2, 2007 or the date upon which Mr. Blinn receives the proceeds of the sale of not less than 20,000 of the Option Shares (the "Maturity Date"). Interest accrues at the rate

                          SIGHT RESOURCE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

of 6.55% , compounding annually, and is payable on the earlier of the Maturity Date of the Note or upon certain Events of Default as defined in the Note. The principal balance of the Note, together with the accrued and unpaid interest, was approximately $714,000 as of December 30, 2000. During the third quarter of fiscal 2000, Mr. Blinn has informed the Company that he understood that the terms of the Note permitted Mr. Blinn to satisfy in full his obligations under the Note by either (a) returning the Option Shares to the Company or (b) turning over to the Company any cash proceeds received by Mr. Blinn upon a sale of the Option Shares. The Company has informed Mr. Blinn that the Note is a full recourse promissory note, and that Mr. Blinn remains personally liable for all unpaid principal and interest under the Note. Due to Mr. Blinn's position regarding the Note and his failure to provide the Company or the Company's accountants with a copy of his personal financial statements or any other evidence of his ability to pay the amounts due under the Note, the Company has established a $714,000 reserve for notes receivable in respect of the Note and subsequent to the establishment of the reserve, the Company no longer recognizes as interest income accrued interest related to this note.

(15) OPERATING SEGMENT AND RELATED INFORMATION

The following table presents certain operating segment information.

                                                                  2000
                                                                 -------
                                                             (in thousands)

                                                             Laser Vision
                                       Eye Care Centers       Correction     All Other    Consolidated Totals
                                      ------------------      ----------     ----------   -------------------
Revenues:
 External customers..................     $63,608               $611           $    --           $64,219
Interest:
 Interest revenue....................          --                 --                52                52
 Interest expense....................         (26)                --            (1,206)           (1,232)
                                          -------               ----            -------          -------
Net interest revenue (expense)                (26)                --            (1,154)          (1,180)
Depreciation and amortization.........      3,643                  7                194           3,844
Profit (loss) from operations.........      1,544                 52             (4,461)         (2,865)
Identifiable assets...................     34,044                 27              1,068          35,139
Capital expenditures..................        606                  2                 73             681

                          SIGHT RESOURCE CORPORATION


                                                                              1999
                                                                              ----
                                                                          (in thousands)


                                                                Laser Vision
                                                                ------------
                                         Eye Care Centers       Correction            All Other       Consolidated Totals
                                         ----------------       ----------            ---------       -------------------


Revenues:
 External customers....................       $64,964              $2,070              $    --               $67,034
Interest:
 Interest revenue......................             1                  --                   81                    82
 Interest expense......................           (39)                 (5)                (597)                 (641)
                                              -------              ------              -------               -------
Net interest revenue (expense)                    (38)                 (5)                (516)                 (559)
Depreciation and amortization.........          3,549                 125                  154                 3,828
Profit (loss) from operations.........          2,021                 773               (4,705)               (1,911)
Identifiable assets...................         29,875                 231               10,648                40,754
Capital expenditures..................          1,282                   2                  229                 1,513

                                                                                          1998
                                                                                          ----
                                                                                     (in thousands)

                                                                         Laser Vision
                                                                         ------------
                                                   Eye Care Centers       Correction          All Other       Consolidated Totals
                                                   ----------------       ----------          ---------       -------------------


Revenues:
 External customers........................            $53,100               $1,871              $    --              $54,971
Interest:
 Interest revenue..........................                  1                   --                  183                  184
 Interest expense..........................                (98)                 (34)                 (69)                (201)
                                                       -------               ------              -------              -------
Net interest revenue (expense)                             (97)                 (34)                 114                  (17)
Depreciation and amortization..............              2,426                  113                   57                2,596
Profit (loss) from operations..............              1,423                  253               (2,732)              (1,056)
Identifiable assets........................             28,644                  587                2,914               32,145
Capital expenditures.......................              1,316                  296                   --                1,612

     Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-makers. Each segment contains closely related products that are unique to the particular segment.

     The principal products of the Company's eye care centers are eyeglasses, frames, ophthalmic lenses and contact lenses.

                          SIGHT RESOURCE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

(16) SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share)

2000                                                   FIRST         SECOND          THIRD         FOURTH          YEAR
----                                                  ------         ------          -----         ------          ----
Net Sales                                            $17,519        $16,483        $16,885        $13,332       $64,219
Gross Profit                                          12,117         11,363         11,311          8,499        43,290
Loss from operations                                     (51)          (334)           (76)        (2,404)       (2,865)
Net loss                                                (287)          (695)        (1,246)        (2,776)       (5,004)
Basic and diluted loss per common share                (0.03)         (0.08)         (0.14)         (0.31)        (0.55)


1999                                                   FIRST         SECOND          THIRD         FOURTH          YEAR
----                                                   -----         ------          -----        -------          ----
Net Sales                                            $15,764        $17,582        $18,160        $15,528       $67,034
Gross Profit                                          10,751         11,755         12,289          9,416        44,211
Income/(loss) from operations                            557            455            153         (3,076)       (1,911)
Net income (loss)                                        173            288              3         (3,318)       (2,854)
Basic and diluted earnings (loss) per common            0.02           0.03           0.00          (0.34)        (0.30)
 share

(17) SUBSEQUENT EVENT

     On March 26, 2001, the Company and its primary lender agreed to enter into the Third Modification Agreement, which includes a revised financing agreement. The Third Modification Agreement includes provisions and financial covenants which supercede the provisions in the

1999 Agreement and the Original and Second Modification Agreements (see Note 7), including the following:

                          SIGHT RESOURCE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

a) The maturity dates on each of the revolving line note and the term loan note are extended to December 31, 2002.

b)   Interest rates on the revolving note and term loan are as follows:

        February 1, 2001 through September 30, 2001    6%
        October 1, 2001 through December 31, 2001      7%
        January 1, 2002 through December 31, 2002      Prime rate with
                                                       minimum of 8%
                                                       and  maximum of 11%

c)   Scheduled monthly principal payments are as follows:

        January 1, 2001 to June 30, 2001           $      0
        July 1, 2001 to December 31, 2001          $ 30,000
        January 1, 2002 to December 31, 2002       $100,000

d) Failure to complete an equity infusion in the amount of $1,000,000 by May 31, 2001 shall constitute an event of default. As a result of this covenant, the related debt has been classified as a current liability.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


Item 14(a)(1). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS

The Consolidated Financial Statements of Sight Resource Corporation are included in Item 8:

  --  Independent Auditors' Report

  --  Consolidated Balance Sheets as of December 30, 2000 and December 25, 1999

  -- Consolidated Statements of Operations for the Years Ended December 30, 2000, December 25, 1999 and December 31, 1998, respectively

  -- Consolidated Statements of Stockholders' Equity for the Years Ended December 30, 2000, December 25, 1999 and December 31, 1998, respectively

  -- Consolidated Statements of Cash Flows for the Years Ended December 30, 2000, December 25, 1999 and December 31, 1998, respectively

  --  Notes to Consolidated Financial Statements


ITEM 14(A)(2).  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
 Sight Resource Corporation:

     Under dates of March 16, 2001 and March 30, 2001, we reported on the consolidated balance sheets of Sight Resource Corporation and its subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2000, which are included in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The audit report on the consolidated financial statements of Sight Resource Corporation and its subsidiaries referred to above contains an explanatory paragraph that states that the Company's recurring losses and resultant defaults under the Company's debt agreement raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule included in the annual report on Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/   KPMG LLP
                                  --------------
                                  KPMG LLP

Boston, Massachusetts
March 30, 2001

                          SIGHT RESOURCE CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)

                 FOR THE TWELVE MONTHS ENDED DECEMBER 30,2000

                                                               Additions
                                                             (Deductions)      Charged
                                                             -------------     -------
                                                               Balance at   (Credited) to                           Balance at
                                                             -------------  -------------                           ----------
                                                               Beginning      Costs and                               End of
                                                             -------------    ---------                               ------
       Description                                              of Year       Expenses          Other Net             Period
       -----------                                              -------       --------          ---------             ------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable.........................      $1,881         $  588          $(572) (1)         $1,897
Valuation allowance for deferred tax assets................       7,115          1,764              0               8,879
(1) Represents losses charged to reserves


                 FOR THE TWELVE MONTHS ENDED DECEMBER 25, 1999

                                                                                ADDITIONS (DEDUCTIONS)
                                                                                ----------------------
                                                                               CHARGED
                                                                               -------
                                                              BALANCE AT     (CREDITED)
                                                             -------------    --------
                                                               BEGINNING      COSTS AND                         BALANCE AT
                                                             -------------    ---------                         ----------
                        DESCRIPTION                             OF YEAR       EXPENSES         OTHER NET       END OF PERIOD
                        -----------                             -------       --------         ---------       -------------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable..........................     $  748         $1,233       $  (100) (1)         $1,881
Valuation allowance for deferred tax assets.................      8,810          1,015        (2,710) (2)          7,115
(1) Represents losses charged to reserves
(2) The valuation allowance was reduced due to
    acquisition costs that resulted in the recognition of
    deferred tax liabilities.

                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998

                                                                                  ADDITIONS (DEDUCTIONS)
                                                                                  ----------------------
                                                                              CHARGED
                                                                              -------
                                                               BALANCE AT    (CREDITED) TO
                                                               ----------    -------------
                                                               BEGINNING      COSTS AND        OTHER NET         BALANCE AT
                                                               ---------      ---------        ---------         ----------
                        DESCRIPTION                             OF YEAR        EXPENSES        OTHER NET       END OF PERIOD
                        -----------                             -------        --------        ---------       -------------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable..........................    $  478         $   215         $    55  (1)         $  748
Valuation allowance for deferred tax assets.................     8,869             408            (467) (2)          8,810
(1) Recoveries exceeded losses charged to reserves
(2) The valuation allowance was reduced due to
    acquisition costs that resulted in the recognition of
    deferred tax liabilities.

Item 14(a)(3) EXHIBITS

     The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report.

                                 EXHIBIT INDEX

   Exhibit
   -------                                DESCRIPTION
   NUMBER                                 -----------
   ------
    (2.1) Stock Purchase and Sale Agreement, dated as of April 1, 1999, by and among Kent Optical Company, Custom Optics, Inc., Kent-N.W. Grand Rapids, Inc., Kent-Hackley, Inc., Source Optical Supply, Inc., the stockholders of such companies, Kent Acquisition Corporation and Sight Resource Corporation (incorporated herein by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 1999)


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


    (4.3) Form of Class 1 (Mirror) Warrants (incorporated herein by reference to Exhibit 4.2 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 9,
               1997)

    (4.4)      Form of Class II Warrants (incorporated herein by reference to
               Exhibit 4.3 of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 1997)


   (10.1)* Employment Agreement, dated as of December 1, 1992, between the Registrant and William G. McLendon, as amended (incorporated by reference herein to Exhibit 10.5 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)


   (10.2)* 1992 Employee, Director and Consultant Stock Option Plan, as amended (incorporated by reference herein to Exhibit 10.2 of the Company's Form 10-K for the year ended December 25, 1999 filed with the Securities and Exchange Commission)


   (10.3)* Employment Agreement for Stephen M. Blinn, as amended (incorporated by reference herein to Exhibit 10.18 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1 File No. 33-77030)


   (10.4)* Employment Agreement, dated as of February 24, 1995, between the Registrant and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission)


   (10.5)* Amendment Number 1 to Employment Agreement, dated as of January 2, 1997, between the Registrant and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on May 6, 1997)


   (10.6)* Employment Agreement, dated as of January 26, 1998, between the Registrant and William T. Sullivan (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)


   (10.7)* Amendment No. 1 to Employment Agreement, dated as of December 4, 1998, between the Registrant and William T. Sullivan (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)


   (10.8)* Letter Agreement, dated as of July 27, 1998, between the Registrant and William G. McLendon (incorporated herein by reference to Exhibit 10b of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 13,
               1998)

   (10.9)* Letter Agreement, dated as of August 3, 1998, between the Registrant and Stephen M. Blinn (incorporated herein by reference to Exhibit 10c of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 1998)


  (10.10)* Employment Agreement, dated as of August 17, 1998, between the Registrant and James W. Norton (incorporated herein by reference to Exhibit 10a of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 1998)


   (10.11) Form of Management Agreement between certain of the Registrant's subsidiaries and their related optometric professional corporations (incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)


   (10.12) Form of Stock Restrictions and Pledge Agreement between certain of the Registrant's subsidiaries, their related optometric professional corporations and the nominee shareholders (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)


   (10.13) Asset Purchase Agreement, dated February 24, 1995 between the Registrant, CEA Acquisition Corporation, Cambridge Eye Associates, Inc. and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 8,
               1995)


   (10.14) Credit Agreement, dated February 20, 1997, between the Company and Creditanstalt Corporate Finance Corporation, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 7, 1997)


   (10.15) Asset Purchase Agreement, dated August 24, 1995, between the Registrant, Douglas Vision World, Inc., S.J. Haronian, Kathleen Haronian, Lynn Haronian, Shirley Santoro and Tri-State Leasing Company (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 1995)


   (10.16) Asset Transfer and Merger Agreement, dated as of July 1, 1996, by and among Sight Resource Corporation, E.B. Acquisition Corp., The E.B. Brown Optical Company, Brown Optical Laboratories, Inc., E.B. Brown Opticians, Inc., Gordon Safran and Evelyn Safran (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 3, 1996.)

   (10.17) Form of Rights Agreement, dated as of May 15, 1997, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 13, 1997)


   (10.18) Stock Purchase Agreement, dated as of July 1, 1997, by and among Marjory O. Greenberg, As Testamentary Executrix of the Succession of Tom I. Greenberg, Peter Brown, and Vision Plaza Corp. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997)


   (10.19) Promissory Note, dated as of September 2, 1997, between Sight Resource Corporation and Mr. Stephen Blinn (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997)

   (10.20) Series B Convertible Preferred Stock Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 9,
               1997)

   (10.21) Loan Agreement, dated as of April 1, 1999, by and between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed with Securities and Exchange Commission on May 6, 1999)


   (10.22) $7,000,000 Term Loan Note, dated as of April 1, 1999, between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed with Securities and Exchange Commission on May 6,
               1999)


   (10.23) $3,000,000 Secured Revolving Line Note, dated as of April 1, 1999, between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed with Securities and Exchange Commission on May 6, 1999)


   (10.24) $10,000,000 Secured Acquisition Term Note, dated as of April 1, 1999, between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.4 of the Company's Report on Form 8-K filed with Securities and Exchange Commission on May 6, 1999)

   (10.25) Borrower Security Agreement, dated as of April 1, 1999, by and between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.5 of the Company's Report on Form 8-K filed with Securities and Exchange Commission on May 6, 1999)


   (10.26) Borrower Stock Pledge Agreement, dated as of April 1, 1999, by and between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.6 of the Company's Report on Form 8-K filed with Securities and Exchange Commission on May 6, 1999)


   (10.27) Trademark Security Agreement, dated as of April 1, 1999, by and between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.7 of the Company's Report on Form 8-K filed with Securities and Exchange Commission on May 6, 1999)


   (10.28) Modification Agreement, dated March 31, 2000, between Sight Resource Corporation and Fleet National Bank (incorporated by reference herein to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on May 9, 2000)


   (10.29) Second Modification Agreement, dated November 30, 2000, between Sight Resource Corporation and Sovereign Bank of New England (incorporated by reference herein to Exhibit 99.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 2000)


   (21) Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2000)

--------------
*             Management contract or compensatory plan, contract or arrangement.


ITEM 14(B)    REPORTS ON FORM 8-K

     The Company filed one report on Form 8-K during the quarter ended December 30, 2000. On December 15, 2000, the Company filed a Form 8-K dated November 30, 2000 to report its entry into a loan modification agreement with its primary lender (under Item 5).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Holliston, Massachusetts on March 29, 2001


                                  SIGHT RESOURCE CORPORATION

                                  /s/   WILLIAM T. SULLIVAN

                                  By:
                                     --------------------------
                                     WILLIAM T. SULLIVAN
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

          SIGNATURE                              TITLE                              DATE
          ---------                              -----                              ----
/s/  William T. Sullivan                 President (principal executive             March 29, 2001
                                         officer), Chief Executive
                                         Officer and Director
____________________________
WILLIAM T. SULLIVAN




/s/  Christian E. Callsen                Chairman                                   March 29, 2001


____________________________
CHRISTIAN E. CALLSEN


/s/  Stephen M. Blinn                    Director                                   March 29, 2001


____________________________
STEPHEN M. BLINN


/s/ Ryan Schwarz                         Director                                   March 29, 2001

____________________________
RYAN SCHWARZ


/s/  William G. McLendon                 Director                                   March 29, 2001


____________________________
WILLIAM G. MCLENDON


/s/   Russell E. Taskey                  Director                                   March 29, 2001



____________________________
RUSSELL E. TASKEY


/s/  James W. Norton                     Chief Financial Officer                    March 29, 2001
                                         (principal financial and
                                         accounting officer)
____________________________
JAMES W. NORTON