Form 10-K/A
period 2000-12-30
SIGHT RESOURCE CORP
filed 2001-04-30
CIK 895651

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                  FORM 10-K/A
                        (Amendment No. 1 to Form 10-K)

                               ----------------

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

                                                     04-3181524
               Delaware                 (I.R.S. Employer Identification No.)
    (State or other jurisdiction of
    incorporation or organization)



                                                        01746
   100 Jeffrey Avenue, Holliston, MA                 (Zip Code)
    (Address of principal executive
               offices)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 20, 2001, was approximately $2,492,357 based on the last sale price as reported by NASDAQ.

  As of March 20, 2001, the registrant had 9,230,952 shares of common stock outstanding, which does not include 30,600 shares held as treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, as filed on March 30, 2001, is filed for the purpose of amending the following items as set forth in the pages attached hereto:

   1. Part III. Item 10. Directors and Executive Officers of the Registrant.

   2. Part III. Item 11. Executive Compensation.

   3. Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management.
   4. Part III. Item 13. Certain Relationships and Related Transactions.

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

 Stock Restrictions and Pledge Agreements

  The outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of the respective MSO. Set forth below is a chart identifying each PC, the nominee shareholder for each PC and the total number of employees for each PC as of the end of fiscal 2000:

                                                                      No. of
                 Name of PC                    Nominee Shareholder  Employees
                 ----------                   --------------------- ----------
Optometric Providers, Inc.................... Alerino Iacobbo, O.D. 30 persons
Optometric Care, Inc......................... Alerino Iacobbo, O.D. 11 persons
Dr. John Musselman, a Professional
 Corporation.................................  John Musselman, O.D. 19 persons
Ohio Optometric Providers....................        John Cress, OD  4 persons

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

Proprietary Property

  The Company has no licenses, patents or registered copyrights. The Company does have various registered trademarks in the U.S., including "Sight Resource," "Cambridge Eye Doctors," "E.B. Brown Opticians," "Eyeglass Emporium," "Kidspecs," "Shawnee Optical," "Kent Optical," "SightCare" and "Vision Plaza."

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

  On September 11, 2000, the Nasdaq National Market ("Nasdaq") terminated our listing on Nasdaq. On September 11, 2000, our common stock began trading on the Over-the-Counter Bulletin Board (the "OTC"). The OTC is generally considered a less efficient market than Nasdaq. Stockholders are likely to find it more difficult to trade our common stock on the OTC than on Nasdaq. In order for our common stock to resume trading on Nasdaq, we must satisfy all of Nasdaq's requirements for initial listing, apply for listing and be accepted for listing by Nasdaq. We do not currently satisfy Nasdaq's initial listing requirements and we are unable to determine whether we will ever be able to satisfy Nasdaq's initial listing requirements.

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

                                                             At 12/30/2000
   Year                                                Number of Leases Expiring
   ----                                                -------------------------
   2001...............................................             25
   2002...............................................             21
   2003...............................................             21
   2004...............................................             23
   2005...............................................             16
   2006 and thereafter................................             17

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

                                                                   Common Stock
                                                                   ------------
                                                                   High   Low
                                                                   ----- ------
   2000:
     First Quarter................................................ $2.75 $ 1.00
     Second Quarter...............................................  1.50   .688
     Third Quarter (on Nasdaq through September 10, 2000).........  1.00   .313
     Third Quarter (on the OTC commencing September 11, 2000).....   .50   .375
     Fourth Quarter...............................................  .375   .063
   1999:
     First Quarter................................................ $3.25 $ 2.00
     Second Quarter............................................... 4.938   2.50
     Third Quarter................................................ 4.875   2.50
     Fourth Quarter............................................... 3.375  1.875

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

Item 6. Selected Financial Data

                                             Year Ended December
                               -------------------------------------------------
                                2000    1999(1,2) 1998(3)  1997(4,5,6) 1996(6,7)
                               -------  --------- -------  ----------- ---------
                                  (In thousands, except per share amounts)
Statement of Operations Data:
  Net revenues...............  $64,219   $67,034  $54,971    $44,576    $29,987
  Net loss...................   (5,004)   (2,854)    (985)    (2,004)    (5,850)
  Net loss per common share..    (0.55)    (0.30)   (0.11)     (0.46)     (0.78)
  Weighted average number of
   common shares
   outstanding...............    9,228     9,181    8,867      8,669      7,523
Balance Sheet Data:
  Working capital (deficit)..  $(6,276)  $ 1,088  $ 3,176    $ 4,243    $ 7,774
  Total assets...............   35,139    40,754   32,145     34,507     31,430
  Non-current liabilities....    6,326     6,989      348        101      1,876
  Stockholders' equity.......   12,299    17,349   18,959     19,446     22,766

--------
1. Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical, Inc. and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5,209 in cash, $1,000 in notes payable over three years and 160,000 shares of common stock. With respect to the shares issued, the Company agreed to issue additional consideration if the per share market price of the Company's common stock did not exceed a specified threshold during an agreed upon time frame. The Company anticipates issuing shares of its common stock as additional consideration in connection with such contingent obligations incurred in the acquisition. At December 30, 2000, Kent operated 23 eye care centers in Michigan.
2. Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1,750 in cash, $300 in notes payable over three years and 70,000 shares of common stock. With respect to the shares issued, the Company agreed to issue additional consideration if the per share market price of the Company's common stock did not exceed a specified threshold during an agreed upon time frame. On March 20, 2001, the Company entered into a Settlement Agreement and Mutual Release with the Shawnee stockholders in which the Company agreed to issue 238,000 shares of its common stock as additional consideration in connection with such contingent obligations incurred in the acquisition. At December 30, 2000, Shawnee operated 11 eye care centers in Pennsylvania and Ohio.
3. Effective April 1, 1998, the Company acquired all of the outstanding shares of stock of Eye Glass Emporium, Inc. ("Eyeglass Emporium"). The purchase price paid in connection with this acquisition was $2,309 in cash, $350 in notes payable in twelve equal quarterly installments commencing June 30, 1998 and 87,940 shares of common stock. At December 30, 2000, Eyeglass Emporium operated eight eye care centers in Indiana.
4. Effective July 1, 1997, the Company acquired all of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a/ Vision Plaza) ("Vision Plaza"). At December 30, 2000, Vision Plaza operated 14 primary eye care centers and two specialty eyewear centers in Louisiana and Mississippi. Following the acquisition, Vision Plaza entered into a management services contract with Dr. John Musselman, a Professional Corporation ("Musselman"), a corporation established to employ the optometrists previously employed by the acquired company.
5. The net loss per share in 1997 includes a $1,953 dividend to the preferred stockholders as discussed in Note 9 of the Notes To Consolidated Financial Statements.
6. Includes a $110 provision for store closings and $400 write off of software development costs in 1997 and a $2,622 provision for impairment of ophthalmic equipment in 1996.
7. Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of The E.B. Brown Optical Company and Brown Optical Laboratories, Inc. and acquired by merger E.B. Brown Opticians, Inc. (collectively, "E.B. Brown"). At December 30, 2000, E.B. Brown operated 35 eye care centers located throughout Ohio and western Pennsylvania.

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

  The Company's results of operation include the accounts of the Company, its wholly-owned subsidiaries and four professional corporation's ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. For example, if (i) the employment of the nominee shareholder is terminated by the PC or by the Company (including its subsidiaries) or (ii) the Company determines that the nominee shareholder is impairing or rendering less-than-optimal the Company's business management and administration of the PC, then the Company has the right to require the existing nominee shareholder to sell all of the outstanding stock of the PC to another person eligible to serve as a new nominee shareholder. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC, which will always be a nominal cost because each PC operates and expects to continue to operate at an almost break-even level generating a nominal profit, if any at all. See "Business-- Stock Restrictions and Pledge Agreements."

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

                                                                     Potential
                          Securities                         Number   Proceeds
                          ----------                         ------- ----------
   Class II Warrants........................................ 290,424 $2,613,816
   Bank Austria AG, f/k/a Creditanstalt, Warrants........... 150,000    693,750
   Representative Warrants.................................. 170,000  1,436,500
   Sovereign Warrants.......................................  50,000     25,500
   Sovereign Warrants.......................................  50,000      7,810
                                                             ------- ----------
                                                                     $4,777,376
                                                                     ==========

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

  At December 25, 1999, the Company was not in compliance with the following financial covenants of the 1999 Agreement: minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. However, on March 31, 2000, the Company and Fleet entered into a modification agreement (the "Original Modification Agreement") that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the Original Modification Agreement limited the revolving line note to $2.5 million and the term loan to $6.75 million and established the maturity date for each of these credit lines as March 31, 2001. Also, the Original Modification Agreement established the following interest rates for both the revolving line note and term loan: (i) from March 31, 2000 through August 31, 2000--prime rate plus 1.0%; (ii) from September 1, 2000 through October 31, 2000--prime rate plus 2.0%; and (iii) from November 1, 2000 through March 31, 2001--prime rate plus 3.0%. The scheduled monthly principal payments for the term loan have been adjusted to $83,333.33 from April, 2000 through July, 2000, $100,000.00 from August, 2000 through December, 2000 and $125,000.00 from January, 2001 through March, 2001. As part of the Original Modification Agreement, the Company issued to Fleet warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.51 which was equal to the average closing price of the common stock for the last five trading days for the month of August of 2000, and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.156 which was equal to the average closing price of the Company's common stock for the last five trading days for the month of December of 2000. In August 2000, as a result of a bank merger, Sovereign Bank of New England ("Sovereign") became the successor party to Fleet in the Original Modification Agreement.

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

  On March 26, 2001, the Company and Sovereign entered into the Third Modification Agreement (the "Third Modification Agreement") that amended the terms of the Original Modification Agreement and the Second Modification Agreement in order to, among other things, waive the Company's default, adjust or delete certain covenants to which the Company was subject, change the repayment terms and extend the maturity date of the loans to December 31, 2002. In addition, the Third Modification Agreement requires that the Company close an equity financing of at least $1.0 million with third party investors on or before May 31, 2001. The Third Modification Agreement establishes the following annual interest rates for both the revolving line and term loans:
(i) from February 1, 2001 through September 30, 2001--six (6%) percent, (ii) from October 1, 2001 through December 31, 2001--seven (7%) percent, (iii) from January 1, 2002 through December 31, 2002--prime rate subject to a minimum rate of eight (8%) percent and a maximum rate of eleven (11%) percent. The scheduled monthly principal payments do not begin until July 1, 2000 and are $30,000 from July 1, 2001 through December 31, 2001, and $100,000 from January 1, 2002 through December 31, 2002.

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

                                          /s/ KPMG LLP

                                          KPMG LLP

Boston, Massachusetts
March 16, 2001, except as to Note 3 and Note 17, which are as of March 30, 2001

                           SIGHT RESOURCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                      Dec. 30 2000 Dec. 25 1999
                                                      ------------ ------------
                                                        (in thousands except
                                                         for share amounts)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $    532     $    166
  Accounts receivable, net of allowance of $1,897 and
   $1,881 respectively...............................      2,587        3,583
  Inventories........................................      5,977        6,875
  Prepaid expenses and other current assets..........        457          344
                                                        --------     --------
    Total current assets.............................      9,553       10,968
                                                        --------     --------
Property and equipment, net (note 4).................      3,984        5,734
                                                        --------     --------
Other assets:
  Intangible assets (note 5).........................     21,444       23,131
  Other assets.......................................        158          921
                                                        --------     --------
    Total other assets...............................     21,602       24,052
                                                        --------     --------
                                                        $ 35,139     $ 40,754
                                                        ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolver notes payable (note 7)....................   $  2,500     $    975
  Current portion of long term debt (note 7).........      6,540        1,682
  Current portion of capital leases (note 8).........         10           28
  Accounts payable...................................      4,721        4,606
  Accrued expenses (note 6)..........................      2,007        2,673
  Dividends payable..................................         51            0
                                                        --------     --------
    Total current liabilities........................     15,829        9,964
                                                        --------     --------
Non-current liabilities:
  Long term debt, less current maturities (note 7)...        451        6,882
  Capital leases (note 8)............................         25            2
  Other liabilities..................................          0           22
                                                        --------     --------
    Total non-current liabilities....................        476        6,906
                                                        --------     --------
  Series B redeemable convertible preferred stock
   1,452,119 shares issued (note 9)..................      6,535        6,535
                                                        --------     --------
Stockholders' equity (note 10):
  Preferred Stock, $.01 par value. Authorized
   5,000,000 shares; no shares of Series A issued and
   outstanding.......................................        --           --
  Common stock, $.01 par value. Authorized 20,000,000
   shares; issued 9,261,552 and 9,256,552 shares in
   2000 and 1999, respectively.......................         93           93
  Additional paid-in capital.........................     38,452       38,500
  Treasury stock at cost (30,600 shares in 2000 and
   1999).............................................       (137)        (137)
  Unearned compensation..............................          0           (2)
  Accumulated deficit................................    (26,109)     (21,105)
    Total stockholders' equity.......................     12,299       17,349
                                                        --------     --------
                                                        $ 35,139     $ 40,754
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years Ended December
                                 ----------------------------------------------
                                      2000            1999            1998
                                 --------------  --------------  --------------
                                 (in thousands except for per share amounts)
Net revenue....................  $       64,219  $       67,034  $       54,971
Cost of revenue................          20,929          22,823          18,991
                                 --------------  --------------  --------------
    Gross margin...............          43,290          44,211          35,980
Selling, general and
 administrative expense........          46,155          46,122          37,036
                                 --------------  --------------  --------------
    Loss from operations.......          (2,865)         (1,911)         (1,056)
                                 --------------  --------------  --------------
Other income (expense):
  Interest income..............              52              82             184
  Interest expense.............          (1,232)           (641)           (201)
  Gain (loss) on disposal of
   assets......................            (105)             16             158
  Write-off of deferred
   financing cost..............             (60)           (323)            --
  Reserve for note receivable..            (714)            --              --
                                 --------------  --------------  --------------
    Total other income
     (expense).................          (2,059)           (866)            141
                                 --------------  --------------  --------------
    Loss before income tax
     expense...................          (4,924)         (2,777)           (915)
Income tax expense.............              80              77              70
                                 --------------  --------------  --------------
    Net loss...................  $       (5,004) $       (2,854) $         (985)
                                 ==============  ==============  ==============
(Dividends on) adjustment to
 cost of redeemable convertible
 preferred
 stock (note 9)................             (51)            142             --
                                 --------------  --------------  --------------
Net loss attributable to common
 shareholders..................  $       (5,055) $       (2,712) $         (985)
                                 ==============  ==============  ==============
Basic and Diluted loss per
 common share (note 2).........  $        (0.55) $        (0.30) $        (0.11)
                                 ==============  ==============  ==============
Weighted average number of
 common shares outstanding.....           9,228           9,181           8,867
                                 ==============  ==============  ==============


          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Years Ended December 30, 2000, December 25, 1999 and December 31, 1998
                          --------------------------------------------------------------------------
                          Common Stock
                          ------------ Additional            Common                        Total
                                  Par   Paid-in    Accum.    Stock   Treasury Unearned Stockholder's
                          Shares Value  Capital   Deficit   Issuable  Stock    Comp.      Equity
                          ------ ----- ---------- --------  -------- -------- -------- -------------
                                                             (In Thousands)
Balance, December 31,
 1997...................  8,787   $88   $36,329   $(17,266)  $ 432    $(137)    $--       $19,446
Exercise of stock
 options
 (notes 10 & 13)........     20   --          9        --      --       --       --             9
Issuance of Common Stock
 for acquisitions.......     88     1       349        --      --       --       --           350
Issuance of Common
 Stock..................     41     1       160        --      --       --       (40)         121
Amortization of unearned
 compensation...........    --    --        --         --      --       --        18           18
Net loss................    --    --        --        (985)    --       --       --          (985)
                          -----   ---   -------   --------   -----    -----     ----      -------
Balance, December 31,
 1998...................  8,936   $90   $36,847   $(18,251)    432    $(137)    $(22)     $18,959
Exercise of stock
 options
 (notes 10 & 13)........      5   --          2        --      --       --       --             2
Issuance of Common Stock
 for acquisitions.......    316     3     1,509        --     (432)     --       --         1,080
Adjustment to cost of
 preferred stock
 issuance...............    --    --        142        --      --       --       --           142
Amortization of unearned
 compensation...........    --    --        --         --      --       --        20           20
Net loss................    --    --        --      (2,854)    --       --       --        (2,854)
                          -----   ---   -------   --------   -----    -----     ----      -------
Balance, December 25,
 1999...................  9,257   $93   $38,500   $(21,105)  $   0    $(137)    $ (2)     $17,349
Exercise of stock
 options
 (notes 10 & 13)........      5   --          3        --      --       --       --             3
Dividends...............    --    --        (51)       --      --       --       --           (51)
Amortization of unearned
 compensation...........    --    --        --         --      --       --         2            2
Net loss................    --    --        --      (5,004)    --       --       --        (5,004)
                          -----   ---   -------   --------   -----    -----     ----      -------
Balance, December 30,
 2000...................  9,262   $93   $38,452   $(26,109)  $   0    $(137)    $ (0)     $12,299
                          =====   ===   =======   ========   =====    =====     ====      =======


          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     2000     1999     1998
                                                    -------  -------  -------
Operating activities:
Net loss........................................... $(5,004) $(2,854) $  (985)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization....................   3,844    3,828    2,596
  Amortization and write off of deferred financing
   costs...........................................     297      353      --
  Amortization of unearned compensation............       2       20       18
  (Gain)/loss on disposal of assets................     105      (16)    (158)
  Reserve for note receivable......................     714      --       --
Changes in operating assets and liabilities:
  Accounts receivable..............................     996      448     (746)
  Inventories......................................     898   (1,012)     289
  Prepaid expenses and other current assets........    (113)      65       47
  Accounts payable and accrued expenses............    (551)  (1,204)    (829)
                                                    -------  -------  -------
    Net cash provided by (used in) operating
     activities....................................   1,188     (372)     232
                                                    -------  -------  -------
Investing activities:
  Purchases of property and equipment..............    (681)  (1,513)  (1,612)
  Payments for acquisitions, net of cash acquired..     --    (6,419)  (2,201)
  Proceeds from sale of assets.....................     169      115      235
  Other assets.....................................    (248)     362       88
                                                    -------  -------  -------
    Net cash used in investing activities..........    (760)  (7,455)  (3,490)
                                                    -------  -------  -------
Financing activities:
  Principal payments on debt.......................  (1,568)  (2,961)  (1,087)
  Proceeds from issuance of stock..................     --       --       129
  Proceeds from exercise of warrants and stock
   options.........................................       3        2      --
  Proceeds from bank loans.........................   1,525    9,234      --
  Payment of other liabilities.....................     (22)    (142)     --
                                                    -------  -------  -------
    Net cash provided by (used in) financing
     activities....................................     (62)   6,133     (958)
                                                    -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................     366   (1,694)  (4,216)
Cash and cash equivalents, beginning of period.....     166    1,860    6,076
                                                    -------  -------  -------
Cash and cash equivalents, end of period........... $   532  $   166  $ 1,860
                                                    =======  =======  =======


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

  Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical, Inc. and its associated companies (collectively "Kent"). The purchase price paid in connection with this acquisition was $5,209,000 in cash, $1,000,000 in notes payable over three years and 160,000 shares of common stock. Kent operated 28 eye care enters in Michigan. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to

                          SIGHT RESOURCE CORPORATION
increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. Total preliminary acquisition reserves at December 25, 1999 were $91,500. During 2000, the Company charged $46,000 against the reserve for costs to sever store personnel. At December 30, 2000, the purchase reserve balance is $45,500.

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

                          SIGHT RESOURCE CORPORATION

                                                               1999     1998
                                                              -------  -------
                                                               (in thousands
                                                              except for per
                                                                share data)
Revenue...................................................... $69,589  $70,350
                                                              =======  =======
Net loss..................................................... $(3,227) $(1,718)
                                                              =======  =======
Basic and Diluted loss per share............................. $ (0.37) $ (0.19)
                                                              =======  =======
Weighted average number of common shares outstanding.........   9,341    9,119
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

(2) Summary of Significant Accounting Policies

 (a) Principles of Consolidation

  The Company's results of operation include the accounts of the Company, its wholly-owned subsidiaries and four professional corporations ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement ("Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder and for an unlimited number of times, at nominal cost. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC, which will always be a nominal cost because each PC operates at an almost break-even level generating a nominal profit, if any at all. All significant intercompany balances and transactions have been eliminated.

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

                          SIGHT RESOURCE CORPORATION

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

                          SIGHT RESOURCE CORPORATION

(4) Property and Equipment

  Property and equipment consists of the following:

                                                        Years Ended December
                                                    ----------------------------
                                                                     Estimated
                                                     2000    1999   Useful Life
                                                    ------- ------ -------------
                                                           (in thousands)
Land and building.................................. $    87 $  118 40 years
Equipment..........................................   3,032  4,016 3-5 years
Computer equipment.................................   1,385  1,082 3 years
Furniture and fixtures.............................   1,836  1,889 3 years
Leasehold improvements.............................   4,704  4,967 Life of lease
Construction-in-progress...........................       0    324
                                                    ------- ------
                                                     11,044 12,396
Less accumulated depreciation......................   7,060  6,662
                                                    ------- ------
Property and equipment, net........................ $ 3,984 $5,734
                                                    ======= ======

(5) Intangible Assets

  Intangible assets consists of the following:

                                                       Years Ended December
                                                    ---------------------------
                                                                     Estimated
                                                     2000    1999   Useful Life
                                                    ------- ------- -----------
                                                          (in thousands)
Goodwill........................................... $16,537 $16,537    20-25
Customer lists.....................................   5,932   5,932    11-15
Workforce in place.................................   1,970   1,970    6-8
Trademarks.........................................   1,773   1,773    15-20
Non-compete........................................     380     380    5-10
Database/records...................................     310     310    12
                                                    ------- -------
                                                     26,902  26,902
Accumulated amortization...........................   5,458   3,771
                                                    ------- -------
  Total............................................ $21,444 $23,131
                                                    ======= =======

  The useful lives of the above intangible assets are estimated based upon, among other things, independent appraisals, history of operations acquired, terms of agreements and industry standards.

(6) Accrued Expenses

  Accrued expenses consists of the following:

                                                          Years Ended December
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                             (in thousands)
Payroll and related cost................................. $    1,066 $    1,393
Other....................................................        941      1,280
                                                          ---------- ----------
                                                          $    2,007 $    2,673
                                                          ========== ==========

                          SIGHT RESOURCE CORPORATION

(7) Debt

                                                           Years Ended December
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
                                                              (in thousands)
Short-term borrowings consist of the following:
Bank revolver loan payable, variable interest rate (12.5%
 at 12/30/00), interest due monthly (see Note 17)........  $    2,500 $      975
                                                           ========== ==========
Long-term debt consists of the following:
Bank term loan payment, variable interest rate (12.5% at
 12/30/00), principal and interest due monthly beginning
 October, 199911:25 am (see note 17).....................       5,850      6,833
Unsecured notes payable, 7.5% interest rate, principal
 due annually and interest due quarterly until April,
 2002....................................................         667      1,000
Unsecured notes payable, 7.5% interest rate, principal
 due annually and interest due quarterly until January,
 2002....................................................         200        300
Unsecured notes payable, with interest rates of between 8
 and 9%, principal and interest due monthly until June,
 2010....................................................         209        219
Unsecured note payable, 7% interest rate, principal and
 interest due quarterly until March 31, 2001.............          58        175
Unsecured note payable, 12% interest rate, principal and
 interest due monthly until January, 2001................           7         37
                                                           ---------- ----------
                                                           $    6,991 $    8,564
Less current maturities..................................       6,540      1,682
                                                           ---------- ----------
Long term debt, less current maturities..................  $      451 $    6,882
                                                           ========== ==========

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

  On March 31, 2000, the Company and Fleet entered into a modification agreement (the "Original Modification Agreement") that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the Original Modification Agreement limits the revolving line note to $2.5 million and the term loan to $6.75 million and established the maturity date for each of these credit lines as March 31, 2001. Also, the Original Modification Agreement established the following interest rates for both the revolving line note and term loan: (i) from March 31, 2000 through August 31, 2000--prime rate plus 1.0%; (ii) from September 1, 2000 through October 31, 2000--prime rate plus 2.0%; and (iii) from November 1, 2000 through March 31, 2001--prime rate plus 3.0%. The scheduled monthly principal payments for the term loan were

                          SIGHT RESOURCE CORPORATION
adjusted to $83,333.33 from April, 2000 through July, 2000, $100,000.00 from August, 2000 through December, 2000 and $125,000.00 from January, 2001 through March, 2001. As part of the Original Modification Agreement, the Company issued to Fleet warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.51 which was equal to the closing price of the common stock for the last five trading days in the month of August 2000 and warrants to purchase 50,000 shares of the common stock at an exercise price of $0.156 which was equal to the closing price of the common stock for the last five trading days in the month of December of 2000. In August 2000, as a result of a bank merger, Sovereign Bank of New England ("Sovereign") became the successor party to Fleet in the Original Modification Agreement.

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

(8) Lease Obligations

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

  Future minimum annual lease commitments for facilities and equipment for the five years subsequent to December 30, 2000 and in the aggregate are as follows:

                                                              Capital Operating
                                                              Leases   Leases
                                                              ------- ---------
                                                               (In thousands)
2001.........................................................    14    $ 5,571
2002.........................................................    11      4,554
2003.........................................................    11      3,694
2004.........................................................     8      2,638
2005.........................................................   --       1,791
Thereafter...................................................   --       3,044
                                                                ---    -------
Total minimum lease obligations..............................    44    $21,292
                                                                       =======
Less amount representing interest............................     9
                                                                ---
Present value of net minimum capital lease obligations.......    35
Less current maturities......................................    10
                                                                ---
                                                                $25
                                                                ===

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

                          SIGHT RESOURCE CORPORATION

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

                          SIGHT RESOURCE CORPORATION

  The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and as a result no compensation expense has been recorded for granted options. Had compensation costs been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

                                       2000           1999           1998
                                   -------------  -------------  -------------
                                   (in thousands except for per share data)
Net loss.............. as reported $      (5,004) $      (2,854) $        (985)
                                   =============  =============  =============
                       pro forma   $      (5,019) $      (3,370) $      (1,863)
                                   =============  =============  =============
Net loss per share.... as reported $       (0.55) $       (0.30) $       (0.11)
                                   =============  =============  =============
                       pro forma   $       (0.55) $       (0.36) $       (0.21)
                                   =============  =============  =============

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants as follows:

                                                   2000       1999       1998
                                                ---------- ---------- ----------
Dividend Yield.................................      0.00%      0.00%      0.00%
Volatility.....................................     115.7%      90.4%      91.1%
Interest Rate..................................      4.88%      6.60%      5.50%
Expected Life.................................. 5.03 years 6.49 years 8.12 years

  A summary of the stock option transactions follows:

                                                                        Weighted
                                                                        Average
                                                            Number of    Price
                                                 Shares    Shares Under   per
                                                Available     Option     Share
                                                ---------  ------------ --------
Balance, December 31, 1997.....................  510,172      828,696     5.11
Canceled.......................................  218,966     (218,966)    5.08
Granted........................................ (613,999)     613,999     3.43
Exercised......................................      --       (20,000)    0.43
                                                --------    ---------    -----
Balance, December 25, 1998.....................  115,139    1,203,729     4.16
Increase to the plan...........................  350,000          --       --
Canceled.......................................   97,667      (97,667)    5.04
Granted........................................ (289,000)     289,000     2.25
Exercised......................................      --        (5,000)    0.43
                                                --------    ---------    -----
Balance, December 25, 1999.....................  273,806    1,390,062    $3.71
Canceled.......................................  346,464     (346,464)    3.76
Granted........................................  (20,000)      20,000      .91
Exercised......................................      --        (5,000)     .43
                                                --------    ---------    -----
Balance, December 30, 2000.....................  600,270    1,058,598    $3.66
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

                          SIGHT RESOURCE CORPORATION

  The following table summarizes information about options outstanding as of December 30, 2000:

                Options Outstanding Weighted           Options Exercisable
          ---------------------------------------- ----------------------------
                          Average
Range Of     Number      Remaining     Weighted       Number        Weighted
Exercise   Outstanding  Contractual    Average      Exercisable     Average
 Prices   at 12/30/2000    Life     Exercise Price at 12/30/2000 Exercise Price
--------  ------------- ----------- -------------- ------------- --------------
$0.00 -
  $0.95        25,000       7.9         $0.81           5,000        $0.43
$1.90 -
  $2.85       251,669       8.3         $2.03         109,851        $2.04
$2.85 -
  $3.80       124,333       7.4         $3.04          80,334        $3.06
$3.80 -
  $4.75       517,596       5.3         $4.09         506,096        $4.09
$4.75 -
  $5.70        47,100       4.1         $5.00          47,100        $5.00
$5.70 -
  $6.65        67,900       3.5         $6.49          67,900        $6.49
$6.65 -
  $7.60        22,000       4.7         $6.81          22,000        $6.81
$7.60 -
  $8.55         3,000       4.9         $7.81           3,000        $7.81
            ---------                                 -------
            1,058,598                                 841,281
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

(12) Income Taxes

  Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

                                                       Years Ended December
                                                       -----------------------
                                                        2000     1999    1998
                                                       -------  -------  -----
                                                          (in thousands)
Computed "expected" tax benefit....................... $ 1,674  $   954  $ 305
Increase in tax benefit resulting from:
  State net operating loss and State tax deductions...     213      142    137
Decrease in tax benefit resulting from:
  Other...............................................    (203)    (158)  (104)
  Increase in valuation allowance for deferred tax
   assets allocated to Income Tax Expense.............  (1,764)  (1,015)  (408)
                                                       -------  -------  -----
                                                       $   (80) $   (77) $ (70)
                                                       =======  =======  =====

                          SIGHT RESOURCE CORPORATION

  The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                         Years Ended December
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                                                            (in thousands)
Deferred tax assets:
  Net operating loss carryforwards...................... $    9,576  $    8,110
  Plant and equipment...................................        639         639
  Vacation accrual......................................         41          41
  Bad debt reserve......................................        687         680
  Other reserves........................................        237         184
                                                         ----------  ----------
    Gross deferred tax assets...........................     11,180       9,654
  Valuation allowance under SFAS 109....................     (8,879)     (7,115)
                                                         ----------  ----------
    Deferred tax assets.................................      2,301       2,539
                                                         ==========  ==========
Deferred tax liabilities:
  Intangible assets.....................................     (2,301)     (2,539)
                                                         ----------  ----------
    Net deferred tax assets............................. $        0  $        0
                                                         ==========  ==========

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

  Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be allocated as follows:

                                                                  Years Ended
                                                                   December
                                                                 -------------
                                                                  2000   1999
                                                                 ------ ------
                                                                      (in
                                                                  thousands)
Income tax benefit that would be reported in the statement of operations..................................................... $8,408 $6,644
Charge to goodwill for recognition of acquired tax assets.......    471    471
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

                          SIGHT RESOURCE CORPORATION

(13) Supplementary Cash Flow Information

  The following represents supplementary cash flow information:

                                                         Years Ended December
                                                         ----------------------
                                                         2000   1999     1998
                                                         ----- -------  -------
                                                            (in thousands)
Interest paid........................................... $ 952 $   538  $   222
Income taxes paid.......................................    72      98       53
Non-cash financing activities:
Acquisitions:
  Assets acquired.......................................   --   12,632    3,907
  Net liabilities assumed...............................   --   (4,371)  (1,247)
  Notes payable.........................................   --   (1,300)    (350)
  Common stock issued...................................   --       (2)      (1)
                                                         ----- -------  -------
  Cash paid.............................................   --    6,959    2,309
  Less cash acquired....................................   --     (540)    (108)
                                                         ----- -------  -------
  Net cash paid for acquisition.........................       $ 6,419  $ 2,201
                                                         ===== =======  =======

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

                           SIGHT RESOURCE CORPORATION

(15) Operating Segment and Related Information

  The following table presents certain operating segment information.

                                                       2000
                                    --------------------------------------------
                                      Eye
                                     Care    Laser Vision           Consolidated
                                    Centers   Correction  All Other    Totals
                                    -------  ------------ --------- ------------
                                                  (in thousands)
Revenues:
  External customers............... $63,608      $611      $   --     $64,219
Interest:
  Interest revenue.................     --        --            52         52
  Interest expense.................     (26)      --        (1,206)    (1,232)
                                    -------      ----      -------    -------
  Net interest revenue (expense)...     (26)      --        (1,154)    (1,180)
Depreciation and amortization......   3,643         7          194      3,844
Profit (loss) from operations......   1,544        52       (4,461)    (2,865)
Identifiable assets................  34,044        27        1,068     35,139
Capital expenditures...............     606         2           73        681

                                                      1999
                                   --------------------------------------------
                                     Eye
                                    Care    Laser Vision           Consolidated
                                   Centers   Correction  All Other    Totals
                                   -------  ------------ --------- ------------
                                                 (in thousands)
Revenues:
  External customers.............. $64,964     $2,070     $  --      $67,034
Interest:
  Interest revenue................       1        --          81          82
  Interest expense................     (39)        (5)      (597)       (641)
                                   -------     ------     ------     -------
Net interest revenue (expense)....     (38)        (5)      (516)       (559)
Depreciation and amortization.....   3,549        125        154       3,828
Profit (loss) from operations.....   2,021        773     (4,705)     (1,911)
Identifiable assets...............  29,875        231     10,648      40,754
Capital expenditures..............   1,282          2        229       1,513

                                                      1998
                                   --------------------------------------------
                                     Eye
                                    Care    Laser Vision           Consolidated
                                   Centers   Correction  All Other    Totals
                                   -------  ------------ --------- ------------
                                                 (in thousands)
Revenues:
  External customers.............. $53,100     $1,871     $  --      $54,971
Interest:
  Interest revenue................       1        --         183         184
  Interest expense................     (98)       (34)       (69)       (201)
                                   -------     ------     ------     -------
Net interest revenue (expense)....     (97)       (34)       114         (17)
Depreciation and amortization.....   2,426        113         57       2,596
Profit (loss) from operations.....   1,423        253     (2,732)     (1,056)
Identifiable assets...............  28,644        587      2,914      32,145
Capital expenditures..............   1,316        296        --        1,612

                          SIGHT RESOURCE CORPORATION

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

(16) Supplementary Financial Information

                     Quarterly Financial Data (Unaudited)
                       (In thousands, except per share)

                                    First   Second    Third   Fourth    Year
                                   -------  -------  -------  -------  -------
2000
Net Sales........................  $17,519  $16,483  $16,885  $13,332  $64,219
Gross Profit.....................   12,117   11,363   11,311    8,499   43,290
Loss from operations.............      (51)    (334)     (76)  (2,404)  (2,865)
Net loss.........................     (287)    (695)  (1,246)  (2,776)  (5,004)
Basic and diluted loss per common
 share...........................    (0.03)   (0.08)   (0.14)   (0.31)   (0.55)
                                    First   Second    Third   Fourth    Year
                                   -------  -------  -------  -------  -------
1999
Net Sales........................  $15,764  $17,582  $18,160  $15,528  $67,034
Gross Profit.....................   10,751   11,755   12,289    9,416   44,211
Income/(loss) from operations....      557      455      153   (3,076)  (1,911)
Net income (loss)................      173      288        3   (3,318)  (2,854)
Basic and diluted earnings (loss)
 per common share................     0.02     0.03     0.00    (0.34)   (0.30)

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

                           SIGHT RESOURCE CORPORATION

    b) Interest rates on the revolving note and term loan are as follows:

     February 1, 2001 through September 30, 2001...... 6%
     October 1, 2001 through December 31, 2001........ 7%
     January 1, 2002 through December 31, 2002........ Prime rate with minimum of 8% and maximum of 11%

    c) Scheduled monthly principal payments are as follows:

     January 1, 2001 to June 30, 2001................................. $      0
     July 1, 2001 to December 31, 2001................................ $ 30,000
     January 1, 2002 to December 31, 2002............................. $100,000

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Officers of the Registrant

Directors

  The Company's Certificate of Incorporation provides for a classified Board of Directors consisting of three classes of directors, with each class to be as nearly equal in number as is reasonably possible. The Company has designated two Class A directors (Mr. Blinn and Mr. Schwarz), two Class B directors (Mr. Sullivan and Mr. Taskey) and two Class C directors (Mr. McLendon and Mr. Callsen). The Class B directors constitute a class with a term which expires at the upcoming annual meeting of the Company's stockholders. The Class C and Class A directors will serve until the annual meetings of the stockholders of the Company to be held in 2002 and 2003, respectively, and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those directors whose terms are expiring.

  The following table sets forth certain information regarding the directors of the Company as of December 30, 2000:

  Name                       Age Position with the Company
  ----                       --- -------------------------
  Christian E. Callsen...... 63  Chairman of the Board of Directors
  William T. Sullivan....... 57  President, Chief Executive Officer and Director
  Stephen M. Blinn.......... 53  Director
  William G. McLendon....... 49  Director
  Ryan M. Schwarz (1)....... 34  Director
  Russell E. Taskey......... 67  Director

--------
(1) On November 25, 1997, the Company closed upon the sale of an aggregate of 1,452,119 shares of Series B Convertible Preferred Stock (the "Preferred Stock"), and Class I and Class II Warrants to Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P., and Carlyle Venture Coinvestment, L.L.C. (collectively, the "Purchasers") for a net purchase price of $4,582,000. The holders of the Preferred Stock have the right to appoint two directors to the Company's Board of Directors. In May 2000, the Purchasers appointed Mr. Schwarz, a Vice President of Carlyle Venture Partners, L.P., as one of the Company's directors. Information on Mr. Schwarz is provided below.

  Christian E. Callsen has been a Director of the Company since May 1999 and Chairman of the Board of Directors since October 2000. Mr. Callsen has served as Chairman of Polymer Concepts, Incorporated, formerly known as Allen Medical Systems, a private Cleveland-based medical devices manufacturer, since 1995 and as President and Chief Executive Officer from 1996 to 1998. Prior thereto he served in the following positions at various times throughout his professional career: President and Chief Operating Officer of Applied Medical Technology, Inc.; President, Chief Operating Officer and Director of Professional Veterinary Hospitals of America, Inc.; President and Chief Operating Officer of HLS Management Company; and Chairman and Chief Executive Officer of the Optical Group of Cole National Corporation.

  William T. Sullivan has been President, Chief Executive Officer and a Director of the Company since January 1998. Mr. Sullivan served as President and Chief Operating Officer of BEC Group, a company whose business includes marketing and distributing premium sunglasses, from 1994 to 1997. Mr. Sullivan served as President of the Consumer Optical Group at Optical Radiation Corporation from 1987 to the time it was acquired by BEC Group in 1994. Prior thereto, Mr. Sullivan served for eleven years in senior management positions for Pearle Vision Center, including four years as President. Mr. Sullivan is a past Director of Lumen Technologies.

  Stephen M. Blinn has been a Director of the Company since May 1993. Mr. Blinn has served as President of ExoGenesis, a startup biomedical company, whose business includes changing the surfaces of implantable medical devices. Mr. Blinn has served as President and Chief Executive Officer of Silver Platter Education, Inc., a company providing continuing education programs for medical providers, since January 1999. Mr. Blinn served as an Executive Vice President and Chief Operating Officer from May 1993 to January 1998, and as President of the Company's SightCare operations from January 1998 to August 1998. Mr. Blinn served as Executive Vice
President, Strategic Marketing Development of Summit Technology, Inc. from 1991 to May 1993. Mr. Blinn first joined Summit in 1987 and served as Vice President, Sales and Marketing. Prior thereto he was the co-founder and President of Source Research, Inc., a distribution company for medical lasers and cardiac pacemakers, from 1985 to 1987.

  William G. McLendon has been a Director of the Company since its inception in 1992 and served as President from 1992 to January 1998 and Chief Executive Officer from April 1994 to January 1998. Mr. McLendon served as Vice President and Chief Financial Officer of IBIS Technology Corporation, a manufacturer of silicon-based materials for semiconductors, from 1990 to 1993. Prior thereto, Mr. McLendon was the Vice President, Chief Financial Officer and Treasurer of Summit Technology, Inc. from 1986 to 1990, and was Vice President and Chief Financial Officer of Zymet, Inc. from 1983 to 1985. Mr. McLendon is a Director of Epion Corporation, a company which develops advanced materials and new technology for semiconductors and other applications.

  Ryan M. Schwarz has been a Director of the Company since May 2000. Mr. Schwarz is a Vice President of the Carlyle Venture Partners, L.P. ("CVP"). Prior to joining CVP in 1997, Mr. Schwarz was a Vice President in Robertson Stephens & Company's health care services investment banking group. Prior to joining Robertson Stephens & Company, Mr. Schwarz was with the Mergers and Acquisitions department of Morgan Stanley & Co. Mr. Schwarz serves on the Boards of Directors of Heritage Health Systems, Inc. and Primary Health, Inc.

  Russell E. Taskey has been a Director of the Company since November 1992. Mr. Taskey is currently President of R. E. Taskey, Associates, a human resource consulting firm. Mr. Taskey served as Vice President of Human Resources at The Analytic Sciences Corporation ("TASC") from 1973 to 1994. Mr. Taskey was the founding President and is presently a Director of the Northeast Human Resources Association, a 2,000-person human resource professional association. He also serves on the advisory board of Active Control Experts and the advisory board of Epion Corporation.

Executive Officers

  The following table sets forth certain information regarding the executive officers of the Company as of December 30, 2000:

  Name                   Age Position with the Company
  ----                   --- -------------------------
  William T. Sullivan...  57 President, Chief Executive Officer and Director
  James W. Norton (1)...  50 Executive Vice President, Finance and Chief Financial Officer

--------
(1) Mr. Norton assumed the position of Executive Vice President, Finance and Chief Financial Officer of the Company effective August 17, 1998. Information on Mr. Norton is provided below.

  James W. Norton has been Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer of the Company since August 1998. Mr. Norton served as Vice President of Finance for the International Division of Dunkin Donuts/Baskin Robbins, a Massachusetts-based subsidiary of Allied Domecq, a British food and service company, from 1982 to 1998. Prior thereto, Mr. Norton served as Marketing Controller of Unitrode Corporation, a Massachusetts based manufacturer of electrical components.

Section 16(a) Beneficial Ownership Reporting Compliance.

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of the Common Stock of the Company to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 30, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that one initial report of beneficial ownership was filed late by Ryan M. Schwarz.

Item 11. Executive Compensation

  Summary Compensation. The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer and the other most highly compensated executive officer of the Company who was serving as such at the end of the fiscal year ended December 30, 2000 (the "Named Executive Officers") for services rendered to the Company in all capacities during the last three fiscal years ended December 30, 2000. No other executive officer of the Company received compensation exceeding $100,000 for the fiscal year ended December 30, 2000.

                          SUMMARY COMPENSATION TABLE

                                                       Long Term
                                                      Compensation
                                                         Awards
                                                      ------------
                                  Annual Compensation
                                  -------------------  Securities   All Other
Name and Principal         Fiscal Salary  Bonus Other  Underlying  Compensation
Position                    Year    ($)    ($)   ($)  Options (#)     ($)(1)
------------------         ------ ------- ----- ----- ------------ ------------
William T. Sullivan (2)...  2000  238,043     0    0          0       15,716
 President and Chief        1999  245,000     0    0     50,000       10,200
 Executive Officer          1998  216,731     0    0    325,000        9,221

James W. Norton (3).......  2000  171,500     0    0          0        4,673
 Executive Vice President,  1999  165,000     0    0     25,000       12,500
 Finance and Chief
  Financial                 1998   52,308 7,500    0    114,999       12,698
 Officer

--------
(1) Represents the cost to the Company of matching contributions under the Company's 401(k) Plan, the dollar value of premiums paid by the Company with respect to term life insurance for all named executive officers, car allowances and relocation expenses.
(2) Mr. Sullivan assumed the position of President and Chief Executive Officer of the Company effective January 26, 1998.
(3) Mr. Norton assumed the position of Executive Vice President, Finance and Chief Financial Officer of the Company effective August 17, 1998.

Option Grants in Last Fiscal Year

  The Company did not grant options to any Named Executive Officer during the fiscal year endedDecember 30, 2000.

Option Exercises in Last Fiscal Year and Fiscal Year-End Values

  None of the Named Executive Officers exercised stock options during the fiscal year ended December 30, 2000. The following table includes the number of shares covered by both exercisable and unexercisable stock options as of December 30, 2000 and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Company's Common Stock.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                              Number of
                                                        Securities Underlying       Value of Unexercised
                                                       Unexercised Options at       In-the-Money Options
                             Shares                      Fiscal Year-End (#)       at Fiscal Year-End ($)
                            Acquired        Value     ------------------------- -----------------------------
          Name           on Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable (1)
          ----           --------------  ------------ ----------- ------------- ----------- -----------------
William T. Sullivan.....       --             --        333,332      41,668           0              0
James W. Norton.........       --             --         85,000      54,999           0              0

--------
(1) None of the unexercised options had exercise prices that were less than the closing sale price per share of the Company's Common Stock as reported on the Over-the-Counter Bulletin Board on December 30, 2000.

Compensation of Directors.

  The Company has implemented a stock option program under its Stock Option Plan for non-employee directors. The Stock Option Plan provides for a grant to each non-employee director immediately following each annual meeting of shareholders of a non-qualified option to purchase 5,000 shares of Common Stock of the Company, provided that on such date such director has been in the continued and uninterrupted services of the Company as a director for a period of at least one year. Each such option has an exercise price equal to the fair market value of the Common Stock on the date of grant and vests in equal annual installments over two years. The Company currently has no other compensation arrangements for members of the Board of Directors but may elect in the future to compensate Board members for attendance at regular meetings of the Board of Directors and for meetings of the committees of the Board.

  The Company paid a total of $15,629 to Christian E. Callsen, the Chairman of the Board of Directors of the Company, in exchange for consulting services rendered to the Company and for his service as the Chairman of the Board of Directors during the fiscal year ended December 30, 2000.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

  The Company has entered into employment agreements with Messrs. Sullivan, McLendon, Blinn and Norton. Under the agreement with Mr. Sullivan, the Company agreed to employ Mr. Sullivan as the President and Chief Executive Officer of the Company for an initial term of three years at an annual salary of $245,000, subject to adjustment from time to time by the Board of Directors. The agreement provides that Mr. Sullivan's term of employment will be extended automatically for additional two-year periods upon expiration of the initial term and each subsequent two-year period unless the Company or Mr. Sullivan provides notice to the other party that the term shall not be extended. Mr. Sullivan is also eligible to receive a discretionary annual bonus not to exceed 50% of his yearly base salary payable annually based upon profitability of the Company. Mr. Sullivan's agreement was amended on December 4, 1998. The amendment provides for payment of base salary and health insurance for a period of two years in the event that Mr. Sullivan's employment is (i) terminated without cause, (ii) not renewed by the Company, or (iii) terminated by a breach of contract by the Company. The amendment also provides for payment of two years salary upon certain changes of control of the Company. Changes of control which may trigger payment are (i) a person's becoming the beneficial owner of 25% or more of the outstanding Common Stock of the Company, (ii) if, ten days following a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Stock of the Company, such person has not discontinued or rescinded the tender offer or exchange offer, (iii) if, during any consecutive twelve month period beginning on or after the date on which the amendment was executed individuals who at the beginning of such period were directors of the Company cease to constitute at least a majority of the Board of Directors of the Company, or (iv) a merger, consolidation, liquidation or sale of substantially all of the Company's assets. The amendment also provides for the acceleration of all unvested stock options held by Mr. Sullivan following a Change of Control of the Company.

  Under the terms of the agreement with Mr. McLendon, he received bi-weekly payments of $3,500 through February 25, 2000.

  Under the terms of the agreement with Mr. Blinn, he received biweekly payments of $3,750 through April 28, 2000.

  Under the terms of the agreement with Mr. Norton, he will serve as Vice President of Finance and Chief Financial Officer of the Company at an annual salary of $171,500. Mr. Norton is also eligible to receive a discretionary annual bonus not to exceed 35% of his yearly base salary payable annually based upon profitability of the Company. The agreement for Mr. Norton also provides for a payment of one year's salary in the event employment is terminated upon certain changes of control of the Company. Changes of control which may trigger a payment of one year's salary are (i) a person's becoming the beneficial owner of 25% or more of the outstanding Common Stock of the Company, (ii) if, ten days following a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Stock of the Company, such person has not discontinued or rescinded the tender offer or exchange offer, or (iii) a merger, consolidation, liquidation or sale of substantially all of the Company's assets. In the event that Mr. Norton's employment is terminated without cause or in certain other circumstances, he is entitled to one year's base salary and the cost of one year's health benefits as severance. The amendment also provides for the acceleration of all unvested stock options held by Mr. Norton following a Change of Control of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


  The following table sets forth certain information regarding the beneficial ownership of shares of the Company's Common Stock and shares of the Company's Preferred Stock, in each case as of March 31, 2001 by (i) each Stockholder known by the Company to own beneficially 5% or more of its outstanding shares of Common Stock, (ii) each current Director of the Company, (iii) each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group:

                                             Common Stock     Preferred Stock
                                                Shares            Shares
                                             Beneficially      Beneficially
                                               Owned (1)         Owned (1)
                                           ----------------- -----------------
Name and Address** of Beneficial Owner      Number   Percent  Number   Percent
--------------------------------------     --------- ------- --------- -------
Carlyle Venture Partners, L.P.(2)......... 1,742,543  18.9%  1,452,119   100%
 1001 Pennsylvania Avenue, N.W.
 Suite 220 South
 Washington, D.C. 20004
Ryan M. Schwarz (2)....................... 1,742,543  18.9%  1,452,119   100%
William G. McLendon (3)...................   393,395   4.3%          0    --
Stephen M. Blinn (4)......................   372,000   4.0%          0    --
William T. Sullivan (5)...................   476,322   5.2%          0    --
Russell E. Taskey (6).....................    47,234     *           0    --
James W. Norton (7).......................    85,000     *           0    --
Christian E. Callsen (8)..................     4,500     *           0    --
All Directors and executive officers as a
 group (7 persons) (9).................... 3,120,994  33.8%  1,452,119   100%

--------
*  Represents beneficial ownership of less than 1% of the Company's Common
   Stock.
** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only.

(1) The number of shares of Common Stock issued and outstanding on March 31, 2001 was 9,230,952 and the number of shares of Preferred Stock issued and outstanding on March 31, 2001 was 1,452,119. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock and Preferred Stock issued and outstanding at March 31, 2001 plus shares of Common Stock subject to options held by such person at March 31, 2001 and exercisable within 60 days thereafter and shares underlying redeemable common stock purchase warrants (the "Warrants"), warrants issued to investors (the "Investor Warrants") and shares of Preferred Stock held by such person. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.
(2) Includes 1,229,472 shares of Common Stock issuable upon conversion of 1,024,560 shares of Preferred Stock and upon exercise of 204,912 Investor Warrants issued to Carlyle Venture Partners, L.P. ("CVP"), whose general partner is TCG Ventures, Ltd. ("Ventures Ltd."). The sole shareholder of Ventures Ltd. is TCG Ventures, L.L.C. ("Ventures LLC"). Mr. Ryan M. Schwarz is a Vice President of CVP. Mr. Schwarz may be deemed to share beneficial ownership of shares owned by CVP, but Mr. Schwarz disclaims any such beneficial ownership. Also includes an aggregate of 513,071 shares of Common Stock issuable upon conversion of 427,559 shares of Preferred Stock and upon exercise of 85,512 Investor Warrants held by affiliates of CVP:
    C/S Venture Investors, L.P. ("C/S"), whose general partner is Ventures Ltd.; Carlyle U.S. Venture Partners, L.P. ("CUS") and Carlyle Venture Coinvestment, L.L.C. ("CVC"), whose general partner and managing member, respectively, is Ventures LLC. Mr. Schwarz may be deemed to share beneficial ownership of shares owned by C/S, CUS and CVC, but Mr. Schwarz disclaims any such beneficial ownership.
(3) Includes 62,500 shares issuable upon exercise of stock options within 60 days after March 31, 2001. Also includes, 23,000 shares of common stock held by a member of Mr. McLendon's immediate family of which Mr. McLendon disclaims beneficial ownership.
(4) Includes 74,168 shares issuable upon exercise of stock options within 60 days after March 31, 2001, and 153,000 shares gifted to Mr. Blinn's immediate family, of which Mr. Blinn disclaims beneficial ownership.
(5) Includes 333,332 shares issuable upon exercise of stock options within 60 days after March 31, 2001.
(6) Includes 28,334 shares issuable upon exercise of stock options within 60 days after March 31, 2001.
(7) Includes 85,000 shares issuable upon exercise of stock options within 60 days after March 31, 2001.
(8) Includes 2,500 shares issuable upon exercise of stock options within 60 days after March 31, 2001.
(9) Includes 585,834 shares issuable upon exercise of stock options within 60 days after March 31, 2001.

Item 13. Certain Relationships and Related Transactions

  On November 25, 1997, the Company closed upon the sale of an aggregate of 1,452,119 shares of Series B Convertible Preferred Stock (the "Preferred Stock"), and Class I and Class II Warrants to Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P., and Carlyle Venture Coinvestment, L.L.C. (collectively, the "Purchasers") for a net purchase price of $4,582,000. The Preferred Stock was purchased at a price lower than market value, and as a result, the difference of $1,953,000 was accounted for by the Company as a dividend to the holders of the Preferred Stock. Each share of Preferred Stock is convertible into one share of Common Stock, subject to adjustment, at the Purchasers' option at any time and at the Company's option if the price per share of Common Stock during any period of thirty consecutive trading days equals or exceeds $7.00 at any time during the first three years or $9.00 at any time thereafter. The holders of the Preferred Stock have the right to appoint two directors to the Company's Board of Directors. In May 2000, the Purchasers appointed Ryan M. Schwarz, a Vice President of The Carlyle Group to the Company's Board of Directors. The Class I (Mirror) Warrants entitle the Purchasers to purchase an amount of shares of the Company's Common Stock equal to an aggregate of up to 19.9% of the shares of Common Stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The Purchasers are obligated to exercise the Class I Warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The Class II Warrants entitle the Purchasers to purchase an aggregate of 290,424 shares of the Company's Common Stock at an exercise price of $7.00 per share for a term of five years. The Purchasers are entitled to "shelf" registration rights and "piggyback" registration rights with respect to the shares of Common Stock underlying the Preferred Stock, the Class I Warrants and the Class II Warrants. Upon a change of control of the Company, defined as (i) a change in any person or group obtaining a majority of the securities ordinarily having the right to vote in an election of Directors;
(ii) during any two year period, the individuals who at the beginning of the period constituted the Company's Board of Directors no longer constitute a majority of the Board of Directors; (iii) any merger, consolidation, recapitalization, reorganization, dissolution or liquidation of the Company which results in the current stockholders no longer owning more than 50% of the voting securities of the Company; (iv) any sale, lease exchange or other transfer of all, or substantially all, of the assets of the Company; or (v) the adoption of a plan leading to the liquidation or dissolution of the Company, at the option of the Purchasers, the Company would be required to redeem the Preferred Stock at a price equal to 105% of the offering price, subject to certain adjustments, plus accrued and unpaid dividends.

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

                                          KPMG LLP

Boston, Massachusetts
March 30, 2001

                           SIGHT RESOURCE CORPORATION

                 Schedule II--Valuation and Qualifying Accounts

                             (dollars in thousands)

                 FOR THE TWELVE MONTHS ENDED DECEMBER 30, 2000

                                             Additions
                                           (Deductions)
                                       ---------------------
                                          Charged
                            Balance at (Credited) to
                            Beginning    Costs and    Other       Balance at
        Description          of Year     Expenses      Net       End of Period
        -----------         ---------- ------------- -------     -------------
Valuation and qualifying
 accounts deducted from
 assets:
Allowances for accounts
 receivable................   $1,881      $  588     $  (572)(1)    $1,897
Valuation allowance for
 deferred tax assets.......    7,115       1,764           0         8,879
--------
(1) Represents losses charged to reserves

                 FOR THE TWELVE MONTHS ENDED DECEMBER 25, 1999

                                             Additions
                                           (Deductions)
                                       ---------------------
                                          Charged
                            Balance at (Credited) to
                            Beginning    Costs and    Other       Balance at
        Description          of Year     Expenses      Net       End of Period
        -----------         ---------- ------------- -------     -------------
Valuation and qualifying
 accounts deducted from
 assets:
Allowances for accounts
 receivable................   $  748      $1,233     $  (100)(1)    $1,881
Valuation allowance for
 deferred tax assets.......    8,810       1,015      (2,710)(2)     7,115
--------
(1) Represents losses charged to reserves
(2) The valuation allowance was reduced due to acquisition costs that resulted in the recognition of deferred tax liabilities.

                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998

                                             Additions
                                           (Deductions)
                                       ---------------------
                                          Charged
                            Balance at (Credited) to
                            Beginning    Costs and    Other       Balance at
        Description          of Year     Expenses      Net       End of Period
        -----------         ---------- ------------- -------     -------------
Valuation and qualifying
 accounts deducted from
 assets:
Allowances for accounts
 receivable................   $  478      $  215     $    55 (1)    $  748
Valuation allowance for
 deferred tax assets.......    8,869         408        (467)(2)     8,810

--------
(1) Recoveries exceeded losses charged to reserves
(2) The valuation allowance was reduced due to acquisition costs that resulted in the recognition of deferred tax liabilities.

Item 14(a)(3) Exhibits

  The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report.

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
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

 (10.1)* Employment Agreement, dated as of December 1, 1992, between the
         Registrant and William G. McLendon, as amended (incorporated by reference herein to Exhibit 10.5 of the Company's Registration
         Statement filed with the Securities and Exchange Commission on Form S-
         1 File No. 33-77030)

 (10.2)* 1992 Employee, Director and Consultant Stock Option Plan, as amended
         (incorporated by reference herein to Exhibit 10.2 of the Company's
         Form 10-K for the year ended December 25, 1999 filed with the Securities and Exchange Commission)

 (10.3)* Employment Agreement for Stephen M. Blinn, as amended (incorporated by reference herein to Exhibit 10.18 of the Company's Registration
         Statement filed with the Securities and Exchange Commission on Form S-
         1 File No. 33-77030)


 Exhibit
  Number                               Description
 -------                               -----------
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

 (10.10)* Employment Agreement, dated as of August 17, 1998, between the
          Registrant and James W. Norton (incorporated herein by reference to Exhibit 10a of the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 31, 1998)

 (10.11) Form of Management Agreement between certain of the Registrant's subsidiaries and their related optometric professional corporations
          (incorporated herein by reference to Exhibit 10.11 of the Company's
          Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)

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


 Exhibit
 Number                                Description
 -------                               -----------
 (10.16) Asset Transfer and Merger Agreement, dated as of July 1, 1996, by and among Sight Resource Corporation, E.B. Acquisition Corp., The E.B.
         Brown Optical Company, Brown Optical Laboratories, Inc., E.B. Brown
         Opticians, Inc., Gordon Safran and Evelyn Safran (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the
         Securities and Exchange Commission on October 3, 1996)

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

 (10.25) Borrower Security Agreement, dated as of April 1, 1999, by and between
         Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.5 of the Company's Report on Form 8-
         K filed with Securities and Exchange Commission on May 6, 1999)

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


 Exhibit
 Number                               Description
 -------                              -----------
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

--------
*Management contract or compensatory plan, contract or arrangement.

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

                                                  /s/ William T. Sullivan
                                          By: _________________________________
                                                    William T. Sullivan
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ William T. Sullivan           President (principal         March 29, 2001
______________________________________  executive officer), Chief
         William T. Sullivan            Executive Officer and
                                        Director

     /s/ Christian E. Callsen          Chairman                     March 29, 2001
______________________________________
         Christian E. Callsen

       /s/ Stephen M. Blinn            Director                     March 29, 2001
______________________________________
           Stephen M. Blinn

         /s/ Ryan Schwarz              Director                     March 29, 2001
______________________________________
             Ryan Schwarz

     /s/ William G. McLendon           Director                     March 29, 2001
______________________________________
         William G. McLendon

      /s/ Russell E. Taskey            Director                     March 29, 2001
______________________________________
          Russell E. Taskey

       /s/ James W. Norton             Chief Financial Officer      March 29, 2001
______________________________________  March 29, 2001 (principal
           James W. Norton              financial and accounting
                                        officer)

                                  SIGNATURES

  Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on April 30, 2001.

                                           Sight Resource Corporation

                                           By: /s/ William T. Sullivan
                                           ------------------------------------

                                              William T. Sullivan
                                              President and Chief Executive
                                              Officer