Form 10-Q
period 2001-03-31
SIGHT RESOURCE CORP
filed 2001-05-15
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarterly Period Ended March 31, 2001 Commission File Number 0-21068
                              --------------                        -------

                          Sight Resource Corporation
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Delaware                               04-3181524
 -------------------------------       ------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)


                              100 Jeffrey Avenue
                             Holliston, MA 01746
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 508-429-6916
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                    N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X    No  _______
                                                           -----

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On May 1, 2001, 9,468,952 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                          Sight Resource Corporation

                                     Index

PART I.    FINANCIAL INFORMATION                                                             Page
                                                                                             ----
 Item 1    Financial Statements

           Consolidated Balance Sheets as of March 31, 2001 and
           December 30, 2000                                                                    3

           Consolidated Statements of Operations for the Three
           Months Ended March 31, 2001 and March 25, 2000                                       4

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2001 and March 25, 2000                                       5

           Notes to Consolidated Financial Statements                                           6

 Item 2    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               10

 Item 3    Quantitative and Qualitative Disclosures about Market Risk                          15

PART II. OTHER INFORMATION

 Item 2    Changes in Securities and Use of Proceeds                                           16

 Item 6    Exhibits and Reports on Form 8-K                                                    16

           Signatures                                                                          17

           Exhibit Index                                                                       18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)


                                                                                   March 31, 2001        December 30, 2000
                                                                               -----------------------   ------------------
Assets                                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                                                  $     792            $     532
  Accounts receivable, net of allowance
    of $1,959 and $1,897, respectively                                                           2,797                2,587
  Inventories                                                                                    5,308                5,977
  Prepaid expenses and other current assets                                                        753                  457
                                                                               -----------------------   ------------------
     Total current assets                                                                        9,650                9,553
                                                                               -----------------------   ------------------

Property and equipment                                                                          11,168               11,044
Less accumulated depreciation                                                                   (7,545)              (7,060)
                                                                               -----------------------   ------------------
     Net property and equipment                                                                  3,623                3,984
                                                                               -----------------------   ------------------

Other assets:
  Intangible assets, net                                                                        21,014               21,444
  Other assets                                                                                     242                  158
                                                                               -----------------------   ------------------
     Total other assets                                                                         21,256               21,602
                                                                               -----------------------   ------------------
                                                                                             $  34,529            $  35,139
                                                                               =======================   ==================

Liabilities and Stockholders' Equity
Current liabilities:
  Revolver notes payable                                                                     $   2,500            $   2,500
  Current portion of long term debt                                                              6,631                6,540
  Current portion of capital leases                                                                  8                   10
  Accounts payable                                                                               4,244                4,721
  Accrued expenses                                                                               2,167                2,007
  Dividends payable                                                                                179                   51
                                                                                ----------------------   ------------------
     Total current liabilities                                                                  15,729               15,829
                                                                                ----------------------   ------------------

Non-current liabilities:
  Long term debt, less current  maturities                                                         351                  451
  Capital leases                                                                                    24                   25
                                                                               -----------------------   ------------------
     Total non-current liabilities                                                                 375                  476
                                                                               -----------------------   ------------------

Series B redeemable convertible preferred stock
     1,452,119 shares issued                                                                     6,535                6,535

Stockholders' equity:
  Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares of Series A issued and outstanding                                          ---                  ---
  Common Stock, $.01 par value.  Authorized 20,000,000
     shares; 9,499,552 at March 31, 2001
     and 9,261,552 at December 30, 2000 shares
     issued and outstanding                                                                         95                   93
  Additional paid-in capital                                                                    38,346               38,452
  Treasury stock at cost, 30,600 shares at March 31, 2001
     and December 30, 2000                                                                        (137)                (137)
  Accumulated deficit                                                                          (26,414)             (26,109)
                                                                               -----------------------   ------------------
     Total stockholders' equity                                                                 11,890               12,299
                                                                               -----------------------   ------------------
                                                                                             $  34,529            $  35,139
                                                                               =======================   ==================

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Operations
                (In thousands, except share and per share data)

                                                                                     Three Months Ended
                                                                           ----------------------------------------
                                                                             March 31, 2001       March 25, 2000
                                                                           ----------------------------------------
                                                                                         (unaudited)
Net revenue                                                                   $     16,059         $     17,519

Cost of revenue                                                                      4,918                5,402
                                                                              ------------         ------------

   Gross profit                                                                     11,141               12,117

Selling, general and administrative expenses                                        11,189               12,168
                                                                              ------------         ------------

Loss from operations                                                                   (48)                 (51)
                                                                              ------------         ------------

Other income (expense)
   Interest income                                                                       7                   12
   Interest expense                                                                   (243)                (223)
                                                                              ------------         ------------
     Total other income (expense)                                                     (236)                (211)
                                                                              ------------         ------------

     Loss before income tax expense                                                   (284)                (262)

Income tax expense                                                                      21                   25
                                                                              ------------         ------------

Net loss                                                                      $       (305)        $       (287)
                                                                              ============         ============

Net loss per common share:
     Basic and diluted                                                        $      (0.03)        $      (0.03)
                                                                              ============         ============

Weighted average number of common shares outstanding
     used to compute net loss per common share:
     Basic and diluted                                                           9,260,000            9,226,000
                                                                              ============         ============

         See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                           Three Months Ended
                                                                                      ------------------------------
                                                                                      March 31,            March 25,
                                                                                        2001                 2000
                                                                                      ------------------------------
                                                                                               (unaudited)
Operating activities:
   Net loss                                                                             $   (305)            $  (287)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                          915                 939
      Amortization and write-off of deferred financing costs                                  57                   6
      Amortization of unearned compensation                                                  ---                   2
      Loss on sale of assets                                                                 ---                  18
      Changes in operating assets and liabilities:
         Accounts receivable                                                                (210)               (264)
         Inventories                                                                         669                (241)
         Prepaid expenses and other current assets                                          (296)                (35)
         Accounts payable and accrued expenses                                              (317)                211
                                                                                        --------             -------
             Net cash provided by operating activities                                       513                 349
                                                                                        --------             -------

Investing activities:
   Purchases of property and equipment                                                      (124)               (247)
   Proceeds from sale of assets                                                              ---                 160
   Other assets                                                                             (117)                (22)
                                                                                        --------             -------
         Net cash used in investing activities                                              (241)               (109)
                                                                                        --------             -------

Financing activities:
   Principal payments                                                                        (12)               (402)
   Proceeds from notes                                                                       ---                 550
                                                                                        --------             -------
            Net cash provided by (used in) financing activities                              (12)                148
                                                                                        --------             -------

Net increase in cash and cash equivalents                                                    260                 388

Cash and cash equivalents, beginning of period                                               532                 166
                                                                                        --------             -------

Cash and cash equivalents, end of period                                                $    792             $   554
                                                                                        ========             =======



Supplementary cash flow information:

   Interest paid                                                                        $    241             $   185
                                                                                        ========             =======
   Income taxes paid                                                                    $     49             $    53
                                                                                        ========             =======

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

(2)   Summary of Significant Accounting Policies

      Basis of Presentation

           The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of March 31, 2001 and the results of its operations and cash flows for the periods presented.

           The Company's fiscal year ends on the last Saturday in December. Each quarter represents a thirteen week period, except during a 53-week year in which case one quarter represents a fourteen week period. The quarters ended March 31, 2001 and March 25, 2000 were thirteen week periods. Fiscal year 2001 is a 52-week fiscal year and 2000 was a 53-week fiscal year.

           The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 30, 2000.

(3)   Earnings Per Share

           The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three months ended March 31, 2001 and March 25, 2000:

                          Sight Resource Corporation
           Notes to Consolidated Financial Statements - (Continued)
                (In thousands, except share and per share data)

                                                                                     Three Months Ended
                                                                        -------------------------------------------
                                                                           March 31, 2001          March 25, 2000
                                                                        -------------------     -------------------
Basic Loss Per Share

Net loss                                                                   $     (305)                $     (287)
                                                                           ----------                 ----------

Net loss available to common shareholders                                        (305)                      (287)
                                                                           ==========                 ==========
Weighted average common shares outstanding                                  9,260,000                  9,226,000
Net loss per share                                                         $    (0.03)                $    (0.03)
                                                                           ==========                 ==========
Diluted Loss Per Share

Net loss                                                                   $     (305)                $     (287)
                                                                           ----------                 ----------
Net loss available to common shareholders                                        (305)                      (287)
                                                                           ==========                 ==========
Weighted average common shares outstanding                                  9,260,000                  9,226,000
Convertible preferred stock                                                         0                          0
Options and warrants                                                                0                          0
                                                                           ----------                 ----------
Weighted average common shares outstanding
and potential shares                                                        9,260,000                  9,226,000
                                                                           ==========                 ==========
Net loss per share                                                         $    (0.03)                $    (0.03)
                                                                           ==========                 ==========


Outstanding options, warrants and convertible preferred stock were not included in the computation of diluted loss per share for the three months ended March 31, 2001, and March 25, 2000, since they would have been antidilutive. The following table presents the number of outstanding options, warrants and convertible preferred stock shares not included in the computation of diluted loss per share.

                                                                 Three Months Ended
                                                      ----------------------------------------
                                                          March 31,             March 25,
                                                            2001                  2000
                                                      -----------------     ------------------
     Options                                                         0                  7,763
     Warrants                                                        0                  1,545
     Convertible preferred shares                            1,452,119              1,452,119
                                                      -----------------     ------------------
     Total                                                   1,452,119              1,461,427
                                                      =================     ==================

(4)  Operating Segment and Related Information

          The following table presents certain operating segment information.

                          Sight Resource Corporation
           Notes to Consolidated Financial Statements - (Continued)
                (In thousands, except share and per share data)

         For the three months ended March 31, 2001 and March 25, 2000.

                                                                Laser Vision                                   Consolidated
             Totals                     Eye Care Centers         Correction                All Other              Totals
             ------                     ----------------         ----------                ---------              ------
                                      2001           2000          2001     2000        2001       2000       2001          2000
                                    --------------------------------------------------------------------------------------------
Revenues:
  External customers                $ 15,968       $ 17,349        $ 91     $ 170       $    0    $     0    $ 16,059   $ 17,519
Interest:
  Interest income                          0              0           0         0            7         12           7         12
  Interest expense                        (2)            (5)          0         0         (241)      (218)       (243)      (223)
                                    --------       --------        ----     -----       ------    -------    --------   --------
    Net interest expense                  (2)            (5)          0         0         (234)      (206)       (236)      (211)

Depreciation and amortization            869            892           1         3           45         44         915        939

Income (loss)  from operations           919          1,091          15         0         (982)    (1,142)        (48)       (51)

Identifiable assets                   33,082         30,616          35        10        1,412     10,217      34,529     40,843

Capital expenditures                      89            231           0         2           35         14         124        247


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

          (5)   Subsequent Event

          (a) On April 23, 2001, the Company failed to make payments to two noteholders, each in the aggregate principal amount of $333,333. The Company is currently in discussions with respect to such nonpayments; however, there can be no assurance that such discussions will result in an outcome favorable to the Company.

(b) On May 14, 2001, the Company and its primary lender agreed to enter into the Amended and Restated Third Modification Agreement, which includes a revised financing agreement. The Amended and Restated Third Modification Agreement includes provisions and financial covenants which supercede the provisions in the 1999 Agreement and the Original and Second Modification Agreements, including the following:

     i) The maturity dates on each of the revolving line note and the term loan note are extended to December 31, 2002.

     ii)   Interest rates on the revolving note and term loan are as follows:

           February 1, 2001 through September 30, 2001............ 6%
           October 1, 2001 through December 31, 2001.............. 7%
           January 1, 2002 through December 31, 2002.............. Prime rate with minimum
                                                                   of 8% and
                                                                   maximum of
                                                                   11%

     iii)  Scheduled monthly principal payments are as follows:

           January 1, 2001 to June 30, 2001....................... $      0
           July 1, 2001 to December 31, 2001...................... $ 30,000
           January 1, 2002 to December 31, 2002................... $100,000

     iv) Failure to complete a financing or a series of financings, either through the issuance of equity or debt subordinate to the bank, in the amount of at least $2,300,000 by July 16, 2001 shall constitute an event of default. As a result of this covenant, the related debt has been classified as a current liability.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. These risks include, but are not limited to, the risks described under "Business Risks and Cautionary Statements" in the Company's Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 30, 2000 filed with the Securities and Exchange Commission.

Overview

       Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of March 31, 2001, the Company's operations consisted of 122 eye care centers with two regional optical laboratories and three distribution centers. Based upon annual sales, the Company is one of the fifteen largest providers in the United States' primary eye care industry. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides or, where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services.

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

Results of Operations

Three Months Ended March 31, 2001 and March 25, 2000

Net Revenue. During the three months ended March 31, 2001, the Company generated net revenue of approximately $16.0 million and $0.1 million from the operation of its 122 eye care centers and its laser vision correction affiliation, respectively, as compared to net revenue of approximately $17.3 million and $0.2 million from its 130 eye care centers and its laser vision correction affiliation, respectively, for the three months ended March 25, 2000. The $1.4 million, or 8.0%, decrease in total net revenue primarily relates to the lower average net sales per store, the closing of eight stores net of store additions and the reduction of sales to the Company's largest managed care plan customer in New England.

Cost of Revenue. Cost of revenue decreased from approximately $5.3 million from the operation of the 130 eye care centers for the three months ended March 25, 2000 to approximately $4.8 million from the operation of the 122 eye care centers for the three months ended March 31, 2001. Cost of revenue was approximately $0.1 million from the operation of laser vision affiliations for each of the three months ended March 31, 2001 and March 25, 2000. Total cost of revenue as a percentage of net revenue decreased from 30.8% for the three months ended March 25, 2000 to 30.6% for the three months ended

March 31, 2001. The improvement as a percentage of net revenue reflects primarily the consolidation of optical laboratory operations. Cost of revenue principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to customers of the Company, and (ii) the cost of delivering laser vision correction ("LVC") services, including depreciation and maintenance on excimer lasers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $11.2 million for the three months ended March 31, 2001 as compared to approximately $12.2 million for the three months ended March 25, 2000. The decrease of approximately $1.0 million for the three months ended March 31, 2001 as compared to the three months ended March 25, 2000 primarily relates to reduced staffing levels and lower marketing expenditures. Selling, general and administrative expenses, as a percentage of net revenue, increased slightly from 69.5% for the three months ended March 25, 2000 to 69.7% for the three months ended March 31, 2001.

Other Income and Expense. Interest income totaled $7,000 for the three months ended March 31, 2001 as compared to $12,000 for the three months ended March 25, 2000. This decrease resulted from the investment of a lower average cash and cash equivalents balance during the first three months of 2001 as compared to the same period in 2000. Interest expense totaled $243,000 for the three months ended March 31, 2001 as compared to $223,000 for the three months ended March 25, 2000. The increase is associated with a higher average balance of debt outstanding during the first three months of 2001 as compared to the same period in 2000.

Net Loss. The Company realized a net loss of $305,000, or $0.03 per share on a basic and diluted weighted average basis, for the three months ended March 31, 2001 as compared to a net loss of $287,000, or $0.03 per share on a basic and diluted weighted average basis, for the three months ended March 25, 2000.

Liquidity and Capital Resources

     At March 31, 2001, the Company had approximately $0.8 million in cash and cash equivalents and working capital deficit of approximately $6.1 million, in comparison to approximately $0.5 million in cash and cash equivalents and working capital deficit of approximately $6.3 million as of December 30, 2000. The working capital deficit is primarily due to the bank debt of $5.9 million with Sovereign Bank of New England ("Sovereign"), which was classified on March 31, 2001 and on December 30, 2000 as current with a maturity date of March 31, 2001, but which has been extended to December 31, 2002, among other things, pursuant to the terms of the Amended and Restated Third Modification Agreement (as defined below). The Amended and Restated Third Modification Agreement requires that the Company obtain a financing or series of financings, either through the issuance of equity or debt subordinate to Sovereign, in the amount of at least $2.3 million on or before July 16, 2001. The bank debt continues to be classified as current subject to the Company receiving the financing on or before July 16, 2001.

     The Company may need to raise additional funds in the near term and may seek to raise those funds through additional financings, including public or private equity offerings. There can be no assurance that funds will be available for the contemplated financings or otherwise on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to limit its operations, which would have a material and adverse affect on the Company.

     Effective January 1, 1999, the Company acquired all of the outstanding shares of capital stock of Shawnee Optical, Inc. ("Shawnee"). The purchase price paid in connection with this acquisition was $1.75 million in cash, $0.3 million in notes payable over three years and 70,000 shares of common stock. In addition, the Company agreed to issue additional consideration to the Shawnee stockholders if the market price of the Company's Common Stock did not equal or exceed $5.00 per share at any time during the period from January 22, 2000 to January 22, 2001. The market price of the Company's Common Stock did not equal or exceed $5.00 during such period. The amount of additional consideration due to the Shawnee stockholders for each share of common stock issued in the acquisition and held by them on January 22, 2001 is equal to the difference between $5.00 and the greater of (a) the market price on January 22, 2001 or (b) $2.45. As of January 22, 2001, the aggregate additional consideration payable to the Shawnee sellers was $178,500. As a result of the Company's obligation to issue additional consideration to the Shawnee stockholders, the Company entered into a Settlement Agreement and Mutual Release, dated March 20, 2001, with the Shawnee stockholders in which the Company agreed to issue 238,000 shares of its common stock to the Shawnee stockholders. At the time of the acquisition, the Company included the value of this additional consideration in its determination of the purchase price. In addition, the Company has failed to make required note payments to Shawnee noteholders in the amount of $100,000 that were due on January 22, 2001.

     Effective April 1, 1999, the Company acquired all of the outstanding shares of capital stock of Kent Optical Company and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5.209 million in cash, $1.0 million in notes payable over three years and 160,000 shares of common stock. In addition, the Company offered to issue additional consideration to the Kent stockholders if the market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. The market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. The amount of additional consideration due to the Kent stockholders for each share of common stock issued in the acquisition and held by them on April 23, 2001 is equal to the difference between $5.00 and the greater of (a) the market price of the common stock on April 23, 2001 or (b) $2.73. As of April 23, 2001, the aggregate additional consideration payable to the Kent sellers was $363,200. At the Company's option, the additional consideration may be paid to the Kent stockholders in cash or in additional shares of the Company's common stock valued at its market price on the date that the additional consideration becomes payable to the Kent stockholders. At the time of the acquisition, the Company included the value of this additional consideration in its determination of the purchase price. In addition, the Company has failed to make required note payments to Kent noteholders in the amount of $333,333 that were due on April 23, 2001. The Company is in discussions with the Kent noteholders regarding such nonpayments; however, there can be no assurance that such discussions will result in an outcome favorable to the Company.

     In connection with the exercise of stock options to purchase 138,322 shares (the "Option Shares") of the Company's common stock during fiscal 1997, Stephen
M. Blinn, a former executive officer and current Director of the Company, executed a promissory note (the "Note") in favor of the Company for the aggregate exercise price of $594,111. The Note is due on the earlier of September 2, 2007 or the date upon which Mr. Blinn receives the proceeds of the sale of not less than 20,000 of the Option Shares (the "Maturity Date"). Interest accrues at the rate of 6.55%, compounding annually, and is payable on the earlier of the Maturity Date of the Note or upon certain Events of Default as defined in the Note. The principal balance of the Note, together with accrued and unpaid interest, was approximately $714,000 as of March 31, 2001. During the third quarter of fiscal 2000, Mr. Blinn has informed the Company that he understood that the terms of the Note permitted Mr. Blinn to satisfy in full his obligations under the Note by either (a) returning the Option Shares to the Company or (b) turning over to the Company any cash proceeds received by Mr. Blinn upon a sale of the Option Shares. The Company has informed Mr. Blinn that the Note is a full recourse promissory note, and that Mr. Blinn remains personally liable for all unpaid principal and interest under the Note. Due to Mr. Blinn's position regarding the Note and his failure to provide the Company or the Company's accountants with a copy of his personal financial statements or any other evidence of his ability to pay the amounts due under the Note, the Company has established a $714,000 reserve for notes receivable and, subsequent to the establishment of the reserve, the Company no longer recognizes as interest income accrued interest related to the Note.

     As of March 31, 2001, the Company had warrants outstanding which provide it with potential sources of financing as outlined below. However, because of the current market value of the Company's common stock, it is unlikely that any subsequent proceeds may be realized by the Company.

Securities                                               Number       Potential
                                                    Outstanding        Proceeds
--------------------------------------------------------------------------------
Class II Warrants                                       290,424      $2,613,816
Representative Warrants                                 170,000       1,436,500
Bank Austria AG, f/k/a Creditanstalt, Warrants          150,000         694,000
Sovereign Warrants                                       50,000          25,500
Sovereign Warrants                                       50,000           7,810
                                                                   -------------
                                                                     $4,777,376
                                                                   =============

     As of March 31, 2001, the Company also has outstanding 271,803 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these warrants cannot be estimated at this time; however, for reasons stated above it is unlikely that any proceeds would be realized by the Company.

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

     At December 25, 1999, the Company was not in compliance with the following financial covenants of the 1999 Agreement: minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. However, on March 31, 2000, the Company and Fleet entered into a modification agreement (the "Original Modification Agreement") that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the Original Modification Agreement limited the revolving line note to $2.5 million and the term loan to $6.75 million and established the maturity date for each of these credit lines as March 31, 2001. Also, the Original Modification Agreement established the following interest rates for both the revolving line note and term loan: (i) from March 31, 2000 through August 31, 2000 - prime rate plus 1.0%; (ii) from September 1, 2000 through October 31, 2000 - prime rate plus 2.0%; and (iii) from November 1, 2000 through March 31, 2001 - prime rate plus 3.0%. The scheduled monthly principal payments for the term loan were adjusted to $83,333.33 from April 2000 through July 2000, $100,000.00 from August 2000 through December 2000 and $125,000.00 from January 2001 through March 2001. As part of the Original Modification Agreement, the Company issued to Fleet warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.51 per share which was equal to the average closing price of the common stock for the last five trading days for the month of August 2000, and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.156 per share which was equal to the average closing price of the Company's common stock for the last five trading days for the month of December 2000. In August 2000, as a result of a bank merger, Sovereign became the successor party to Fleet in the Original Modification Agreement.

         On November 30, 2000, the Company and Sovereign entered into a second modification agreement (the "Second Modification Agreement") that amended the terms of the Original Modification Agreement in order to, among other things, defer certain payments required under the term note and amend certain terms and conditions of the 1999 Agreement. Sovereign deferred the required principal payments due on December 1, 2000 in the amount of $100,000 and on January 1, 2001 in the amount of $125,000 until March 1, 2001 and March 22, 2001, respectively. At December 30, 2000, the Company was in default for non-compliance with certain negative covenants contained in the Second Modification Agreement relating to minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit.

         On March 26, 2001, the Company and Sovereign entered into the Third Modification Agreement (the "Third Modification Agreement") that amended the terms of the Original Modification Agreement and the Second Modification Agreement in order to, among other things, waive the Company's default, adjust or delete certain covenants to which the Company was subject, change the repayment terms and extend the maturity date of the loans to December 31, 2002. In addition, the Third Modification Agreement required that the Company close an equity financing of at least $1.0 million with third party investors on or before May 31, 2001. The Third Modification Agreement establishes the following annual interest rates for both the revolving line and term loans: (i) from February 1, 2001 through September 30, 2001 - 6%; (ii) from October 1, 2001 through December 31, 2001 - 7%; (iii) from January 1, 2002 through December 31, 2002 - prime rate subject to a minimum rate of 8% and a maximum rate of 11%. The scheduled monthly principal payments do not begin until July 1, 2001 and are $30,000 from July 1, 2001 through December 31, 2001, and $100,000 from January 1, 2002 through December 31, 2002. As of March 31, 2001, $5.9 million was borrowed on the term loan and $2.5 million was borrowed on the revolving credit facility.

         On May 14, 2001, the Company and Sovereign amended and restated the Third Modification Agreement (the "Amended and Restated Third Modification Agreement"). The Amended and Restated Third Modification Agreement contains the same terms as the Third Modification Agreement, except that the Amended and Restated Third Modification Agreement no longer requires the Company to close an equity financing of at least $1.0 million on or before May 31, 2001, but instead requires the Company to close a financing or series of financings, either through the issuance of equity or debt subordinate to Sovereign, of at least $2.3 million with third party investors on or before July 16, 2001. The Company is presently in discussions with potential investors to obtain a financing or series of financings of at least $2.3 million on or before July 16, 2001; provided, however, there can no assurance that the Company will obtain such financing.

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

Recent Accounting Pronouncements

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. The Company adopted SFAS No. 133 effective the first day of fiscal 2001. The adoption of SFAS No. 133 had no impact on the consolidated financial statements of the Company. The Company is not currently involved in derivative instruments or hedging activities.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                             MARKET RISK

         The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments) are not material.

PART II.  OTHER INFORMATION


   Item 2.        Changes in Securities and Use of Proceeds

         On March 20, 2001, the Company issued an aggregate of 238,000 shares (the "Shawnee Shares") of its Common Stock, par value $.01 per share to Robert
U. Leonardi, Judith R. Servis and Christopher J. Wolf (the "Shawnee Sellers") pursuant to a Settlement Agreement and Mutual Release, dated March 20, 2001, with the Company. No underwriters were involved in the transaction listed above. The Shawnee Shares were issued as additional and final consideration in connection with the Company's acquisition of all of the capital stock of Shawnee Optical, Inc., effective January 1, 1999. The Company agreed to pay additional consideration to the Shawnee Sellers if the market price of the Company's Common Stock did not equal to or exceed $5.00 at any time during the period from January 22, 2000 to January 22, 2001. The market price of the Company's Common Stock did not equal or exceed $5.00 during such period. Because the shares were issued as additional consideration in connection with an acquisition, the Company did not receive any cash proceeds. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the above transactions did not involve any public offering by the Company.

   Item 6.        Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  Exhibit No.                         Title
                  -----------                         -----

                     10.1 Settlement Agreement and Mutual Release, dated as of March 20, 2001, by and among Sight Resource Corporation, Shawnee Optical Inc., and each of Robert U. Leonardi, Judith
                                   R. Servis and Christopher J. Wolf, OD


                  (b)  Reports on Form 8-K.

                       No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Sight Resource Corporation

Date:       May 15, 2001                 By: /S/  WILLIAM T. SULLIVAN
            ------------                 -------------------------------
                                         William T. Sullivan

                                         President and Chief Executive Officer
                                         (principal executive officer)



Date:       May 15, 2001                 By: /S/  JAMES NORTON
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

10.1 Settlement Agreement and Mutual Release, dated as of March 20, 2001, by and among Sight Resource Corporation, Shawnee Optical, Inc. and each of Robert U. Leonardi, Judith R. Servis and Christopher J. Wolf, OD