Form 10-Q
period 2001-06-30
SIGHT RESOURCE CORP
filed 2001-08-14
CIK 895651

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended   June 30, 2001     Commission File Number   0-21068

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

                                 508-429-6916
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                      Yes   X    No  __________
                                                         ------

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On August 3, 2001, 28,345,114 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                           SIGHT RESOURCE CORPORATION
                                     INDEX



PART I.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2001 and
         December 30, 2000                                                   3

         Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 2001 and June 24, 2000                        4

         Consolidated Statements of Cash Flows for the Three and Six
         Months Ended June 30, 2001 and June 24, 2000                        5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and    11
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20

PART II. OTHER  INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                          21

Item 5.  Other Information                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   22

         Signatures                                                         23

         Exhibit Index                                                      24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                             SIGHT RESOURCE CORPORATION
                                             Consolidated Balance Sheets
                                   (In thousands, except share and per share data)

                                                                              June 30, 2001        December 30, 2000
                                                                              -------------      -------------------
ASSETS                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                                       $    201                 $    532
   Accounts receivable, net of allowance
     of $1,893 and $1,897, respectively                                               2,518                    2,587
   Inventories                                                                        5,416                    5,977
   Prepaid expenses and other current assets                                            659                      457
                                                                              -------------      -------------------
      Total current assets                                                            8,794                    9,553
                                                                              -------------      -------------------

Property and equipment                                                               11,132                   11,044
Less accumulated depreciation                                                        (7,891)                  (7,060)
                                                                              -------------      -------------------
      Net property and equipment                                                      3,241                    3,984
                                                                              -------------      -------------------

Other assets:
   Intangible assets, net                                                            20,583                   21,444
   Other assets                                                                          87                      158
                                                                              -------------      -------------------
     Total other assets                                                              20,670                   21,602
                                                                              -------------      -------------------
                                                                                   $ 32,705                 $ 35,139
                                                                              =============      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolver notes payable                                                          $  2,500                 $  2,500
   Current portion of long term debt                                                  6,796                    6,540
   Current portion of capital leases                                                      8                       10
   Accounts payable                                                                   4,387                    4,721
   Accrued expenses                                                                   2,072                    2,007
   Dividends payable                                                                    308                       51
                                                                              -------------      -------------------
      Total current liabilities                                                      16,071                   15,829
                                                                              -------------      -------------------

Non-current liabilities:
  Long term debt, less current  maturities                                              259                      451
  Capital leases                                                                         22                       25
                                                                              -------------      -------------------
     Total non-current liabilities                                                      281                      476
                                                                              -------------      -------------------

Series B redeemable convertible preferred stock
      1,452,119 shares issued                                                         6,535                    6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares of Series A issued and outstanding                               ---                      ---
   Common Stock, $.01 par value.  Authorized 20,000,000
     shares; 10,749,552 at June 30, 2001
     and 9,261,552 at December 30, 2000 shares
     issued and outstanding                                                             107                       93
   Additional paid-in capital                                                        38,217                   38,452
   Treasury stock at cost, 30,600 shares at June 30, 2001
       and December 30, 2000                                                           (137)                    (137)
   Accumulated deficit                                                              (28,369)                 (26,109)
                                                                              -------------      -------------------
      Total stockholders' equity                                                      9,818                   12,299
                                                                              -------------      -------------------
                                                                                   $ 32,705                 $ 35,139
                                                                              =============      ===================
See accompanying notes to consolidated financial statements.

                                                          SIGHT RESOURCE CORPORATION
                                                     Consolidated Statements of Operations
                                                (In thousands, except share and per share data)

                                                 Three Months Ended                               Six Months Ended
                                     ----------------------------------------      -------------------------------------------
                                          June 30,               June 24,                June 30,                 June 24,
                                            2001                   2000                    2001                     2000
                                     ----------------------------------------      -------------------------------------------
                                                    (Unaudited)                                     (Unaudited)
Net revenue                                $   14,505              $   16,483              $   30,564               $   34,002

Cost of revenue                                 4,822                   5,120                   9,740                   10,522
                                     ----------------      ------------------      ------------------       ------------------


  Gross profit                                  9,683                  11,363                  20,824                   23,480

Selling, general and
  administrative expenses                      11,399                  11,697                  22,588                   23,845
                                     ----------------      ------------------      ------------------       ------------------


Loss from operations                           (1,716)                   (334)                 (1,764)                    (365)
                                     ----------------      ------------------      ------------------       ------------------


Other income (expense)
  Interest income                                   4                      17                      11                       29
  Interest expense                               (197)                   (296)                   (440)                    (519)
  Loss on disposal of assets                      (22)                    ---                     (22)                     (20)
  Write off of deferred
    financing costs                               ---                     (60)                    ---                      (60)
                                     ----------------      ------------------      ------------------       ------------------
   Total other income (expense)                  (215)                   (339)                   (451)                    (570)
                                     ----------------      ------------------      ------------------       ------------------

    Loss before income tax expense             (1,931)                   (673)                 (2,215)                    (935)

Income tax expense                                 24                      22                      45                       47
                                     ----------------      ------------------      ------------------       ------------------

Net loss                                   $   (1,955)             $     (695)             $   (2,260)              $     (982)
                                     ================      ==================      ==================       ==================

Dividends on redeemable convertible
    preferred stock                               129                     ---                     257                      ---
                                     ----------------      ------------------      ------------------       ------------------
Net loss attributable to common
    stock shareholders                     $   (2,084)             $     (695)             $   (2,517)              $     (982)
                                     ================      ==================      ==================       ==================
  Basic and diluted loss per
    common share                           $    (0.21)             $    (0.08)             $    (0.26)              $    (0.11)
                                     ================      ==================      ==================       ==================

Weighted average number of
    common shares outstanding:              9,991,000               9,226,000               9,625,000                9,226,000
                                     ================      ==================      ==================       ==================



See accompanying notes to consolidated financial statements.

                                        SIGHT RESOURCE CORPORATION
                                   Consolidated Statements of Cash Flows
                                              (In thousands)

                                                                                  Six Months Ended
                                                                                -------------------
                                                                            June 30,               June 24,
                                                                              2001                   2000
                                                                         -------------          -------------
                                                                                    (unaudited)
Operating activities:
   Net loss                                                                   $(2,260)                $  (982)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                             1,820                   1,980
      Amortization and write-off of deferred financing costs                      100                     135
      Amortization of unearned compensation                                       ---                       2
      Loss on disposal of assets                                                   22                      20
      Changes in operating assets and liabilities:
         Accounts receivable                                                       69                     106
         Inventories                                                              561                    (287)
         Prepaid expenses and other current assets                               (202)                    (18)
         Accounts payable and accrued expenses                                   (269)                   (404)
                                                                         ------------           -------------
             Net cash provided by (used in) operating activities                 (159)                    552
                                                                         ------------           -------------

Investing activities:
   Purchases of property and equipment                                           (240)                   (420)
   Proceeds from sale of assets                                                   ---                     160
   Other assets                                                                    (5)                   (152)
                                                                         ------------           -------------
         Net cash used in investing activities                                   (245)                   (412)
                                                                         ------------           -------------

Financing activities:
   Principal payments                                                             (17)                 (1,041)
   Proceeds from notes                                                             76                     800
   Proceeds from issuance of stock                                                 14                     ---
                                                                         ------------           -------------
            Net cash provided by (used in) financing activities                    73                    (241)
                                                                         ------------           -------------

Net decrease in cash and cash equivalents                                        (331)                   (101)

Cash and cash equivalents, beginning of period                                    532                     166
                                                                         ------------           -------------

Cash and cash equivalents, end of period                                      $   201                 $    65
                                                                         ============           =============

Supplementary cash flow information:
   Interest paid                                                              $   441                 $   414
                                                                         ============           =============
   Income taxes paid                                                               55                      58
                                                                         ============           =============


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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of Sight Resource Corporation as of June 30, 2001 and the results of its operations and cash flows for the periods presented.

     The Company's fiscal year ends on the last Saturday in December. Each quarter represents a thirteen week period, except during a 53-week year in which case one quarter represents a fourteen week period. The quarters ended June 30, 2001 and June 24, 2000 were thirteen week periods; the six months ended June 30, 2001 and June 24, 2000 were 26-week periods. Fiscal year 2001 is a 52-week fiscal year and 2000 was a 53-week fiscal year.

     The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 30, 2000.

(3)  EARNINGS PER SHARE

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three months and six months ended June 30, 2001 and June 24, 2000:

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)

                                                         Three Months Ended                    Six Months Ended
                                                    June 30,             June 24,          June 30,            June 24,
                                                      2001                 2000               2001               2000
                                                  -----------         -----------         -----------        -----------
BASIC AND DILUTED LOSS PER SHARE
Net loss                                          $    (1,955)        $      (695)        $    (2,260)       $      (982)
                                                  -----------         -----------         -----------        -----------

Net loss attributable to common shareholders           (2,084)               (695)             (2,517)              (982)
                                                  ===========         ===========         ===========        ===========
Weighted average common shares outstanding          9,991,000           9,226,000           9,625,000          9,226,000
Net loss per share                                $     (0.21)        $     (0.08)        $     (0.26)       $     (0.11)
                                                  ===========         ===========         ===========        ===========


      Outstanding options, warrants and convertible preferred stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2001, because they would have been antidilutive. The following table presents the number of outstanding options, warrants and convertible preferred stock shares not included in the computation of diluted loss per share.


                                        Three Months Ended                    Six Months Ended
                                   June 30,            June 24,           June 30,            June 24,
                                     2001                2000               2001               2000
                               ---------------     --------------     --------------     ---------------
Options                                      0              7,135                  0               6,017
Warrants                                 5,463              1,420              5,108               1,197
Convertible preferred shares         1,452,119          1,452,119          1,452,119           1,452,119
                               ---------------     --------------     --------------     ---------------
Total                                1,457,582          1,460,674          1,457,227           1,459,333
                               ===============     ==============     ==============     ===============


                           SIGHT RESOURCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (In thousands, except share and per share data)

(4)   Operating Segment and Related Information

The following tables represent certain operating segment information.

                For the three months ended June 30, 2001 and June 24, 2000.

      Totals               Eye Care Centers        Laser Vision Correction          All Other                Consolidated Totals
                           ----------------        -----------------------          ---------                -------------------
                           2001        2000             2001     2000            2001         2000             2001        2000
                   ------------------------------------------------------------------------------------------------------------
Revenues:
  External              $14,421     $16,279            $  84    $ 204         $     0      $     0          $14,505     $16,483
   customers
Interest:
  Interest income             0           0                0        0               4           17                4          17
  Interest expense           (5)         (9)               0        0            (192)        (347)            (197)       (356)
                        -------     -------            -----    -----         -------      -------          -------     -------
    Net interest             (5)         (9)               0        0            (188)         330             (193)        339
     expense

Depreciation and            859         974                0        1              46           50              905       1,025
 amortization

Income (loss)              (452)        752               10       50          (1,274)      (1,136)          (1,716)       (334)
 from operations

Identifiable assets      31,890      29,333               26       15             787        9,840           32,703      39,188

Capital                     102         143                0        0              14           30              116         173
 expenditures


                For the six months ended June 30, 2001 and June 24, 2000.

      Totals               Eye Care Centers        Laser Vision Correction          All Other                Consolidated Totals
                           ----------------        -----------------------          ---------                -------------------
                           2001        2000             2001     2000            2001         2000             2001        2000
                   ------------------------------------------------------------------------------------------------------------
Revenues:
  External             $30,389      $33,628            $ 175    $ 374         $     0      $     0          $30,564     $34,002
   customers
Interest:
  Interest income            0            0                0        0              11           29               11          29
  Interest expense          (7)         (14)               0        0            (433)        (565)            (440)       (579)
                       -------      -------            -----    -----         -------      -------          -------     -------
    Net interest            (7)         (14)               0        0            (422)         536             (429)       (550)
     expense

Depreciation and         1,728        1,882                1        4              91           94            1,820        1980
 amortization

Income (loss)              467        1,865               25       50          (2,256)      (2,280)          (1,764)       (365)
 from operations

Identifiable assets     31,890       29,333               26       15             787        9,840           32,703      39,188

Capital                    191          374                0        2              49           44              240         420
 expenditures

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

(5)   SUBSEQUENT EVENT

On May 23, 2001, the Company entered into a common stock purchase agreement by and among the Company, eyeshop.com inc. ("Eyeshop") and certain investors associated with Eyeshop (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell, in two tranches, an aggregate of 5,000,000 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1,000,000, to persons associated with Eyeshop. The Company closed on the sale of the first tranche of 1,250,000 shares for $250,000 on May 23, 2001. The second tranche of 3,750,000 shares for $750,000 closed on July 20, 2001.

On July 20, 2001, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 23, 2001 by and among the Company, Eyeshop Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company ("EAC"), and Eyeshop, EAC merged with and into Eyeshop (the "Merger") and Eyeshop became a wholly owned subsidiary of the Company.

Pursuant to the Merger Agreement, Eyeshop stockholders exchanged their Eyeshop stock for the following at the closing of the merger:

 .  Each outstanding share of Eyeshop common stock was exchanged for 4.52 shares of the Company's common stock;
 .  Each outstanding share of Eyeshop Series A Preferred Stock was exchanged for
   9.79 shares of the Company's common stock; and . Each outstanding share of Eyeshop Series B Preferred Stock was exchanged for
   33.72 shares of the Company's common stock.

Pursuant to the Merger Agreement, former Eyeshop stockholders are also entitled to receive additional shares of the Company's common stock if and when the options, warrants and other rights to receive the Company's common stock that were held by the Company's securityholders as of May 23, 2001 are exercised.
The Company issued a total of 7,306,662 shares of Common Stock to former
Eyeshop stockholders in connection with the Merger. At the close of the Merger, former Eyeshop stockholders and purchasers of the Company's common stock pursuant to the Stock Purchase Agreement held approximately 50% of the issued and outstanding common stock of the Company.

The Merger will be accounted for using the purchase method of accounting. In conjunction with the Merger, the Company has announced plans to relocate headquarters from Holliston, Massachusetts to Cincinnati, Ohio. Although plans have not been finalized, as a result of the planned relocation, the Company expects to incur costs for employee severance, costs to relocate the current headquarters, costs for new systems development or acquisition, additional lease costs and a loss on disposal of assets.

On May 31, 2001, the Company entered into a common stock purchase agreement by and among the Company and certain investors associated with Eyeshop (the "Second Stock Purchase Agreement"), to sell an aggregate of 6,569,500 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1,313,900. The Company closed on the sale of the 6,569,500 shares on July 20, 2001.

Collectively, the former stockholders of Eyeshop together with the common stock purchasers associated with Eyeshop held approximately 18,876,162 shares of the Company's common stock immediately after the merger and the second common stock financing.

The Company is currently assessing the accounting for the merger transaction to determine the acquirer under the recently issued Statement of Financial Accounting Standards No. 141 Business Combinations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. These risks include, but are not limited to, the risks described under "Business Risks and Cautionary Statements" in the Company's Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 30, 2000, filed with the Securities and Exchange Commission.

OVERVIEW

     Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of June 30, 2001, the Company's operations consisted of 119 eye care centers with two regional optical laboratories and three distribution centers. Based upon annual sales, the Company is one of the fifteen largest providers in the United States' primary eye care industry. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide vision related professional services.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 24, 2000

Net Revenue. During the three months ended June 30, 2001, the Company generated net revenue of approximately $14.4 and $0.1 million from the operation of its 119 eye care centers and its affiliated laser vision correction services, respectively, as compared to net revenue of approximately $16.3 and $0.2 million from its 128 eye care centers and its affiliated laser vision correction services, respectively, for the three months ended June 24, 2000. Net revenue for the first six months of fiscal 2001 was approximately $30.4 million and $0.2 million from the operations of its eye care centers and laser vision correction affiliation, respectively, as compared to net revenue of approximately $33.6 million and $0.4 million from its eye care centers and its affiliated laser vision correction services for the first six months ended June 24, 2000. The $2.0 million, or 12.0% decrease in total net revenue for the three months ended June 30, 2001 relates to lower average net sales per store, the closing of nine stores net of store additions and the reduction of sales to the Company's largest managed care plan customer in New England. The $3.4 million or 10.1% decrease in total net revenue for the first six months ended June 30, 2001 relates to lower average net sales per store, the closing of nine stores net of store additions and the reduction of sales to the Company's largest managed care plan customer in New England.

COST OF REVENUE. Cost of revenue decreased from approximately $4.9 million and $0.2 million from the operation of the 128 eye care centers and laser vision correction affiliation, respectively, for the three months ended June 24, 2000 to approximately $4.7 million and $0.1 million from the operation of the 119 eye care centers and the Company's laser vision correction affiliation, respectively, for the three months ended June 30, 2001. Total cost of revenue as a percentage of net revenue increased from 31.1% for the three months ended June 24, 2000 to 33.2% for the three months ended June 30, 2001. Cost of revenue decreased from approximately $10.2 million from the operation of the eye care centers for the six months ended June 24, 2000 to approximately $9.5 million for the six months ended June 30, 2001. Cost of revenue decreased from approximately $0.3 million from the operation of the Company's laser vision correction affiliation for the six months ended June 24, 2000 to approximately $0.2 million from its laser vision correction affiliation for the six months
ended June 30, 2001.   Cost of revenue as a percentage of net revenue increased
from 30.9% for the six months ended June 24, 2000 to 31.9% for the six months ended June 30, 2001. The increase as a percentage of net revenue primarily reflects more sales price discounting, offset somewhat by the consolidation of optical laboratory operations. Cost of revenue principally consisted of (i) the cost of manufacturing, purchasing and distributing optical products to customers of the Company and (ii) the cost of delivering LVC services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $11.4 million and $22.6 million for the three months and six months ended June 30, 2001 as compared to approximately $11.7 million and $23.8 million for the three and six months ended June 24, 2000. The decrease primarily relates to reductions in bad debt expense, lower store operating costs due to the closure of nine stores net of store additions, offset somewhat by inflationary pressures that increased payroll costs.
Selling, general and administrative expense, as a percentage of net revenue, increased from 71.0% to 78.6% for the three months ended June 30, 2001, and increased from 70.1% to 73.9% for the six months ended June 30, 2001 as compared to the three and six months ended June 24, 2000.

OTHER INCOME AND EXPENSE. Interest income totaled $4,000 and $11,000 for the three months and six months ended June 30, 2001, respectively, as compared to $17,000 and $29,000 for the three and six months ended June 24, 2000, respectively. This decrease resulted primarily from the investment of a lower average cash and cash equivalents balance during the first and second quarters of 2001 as compared to the same period in 2000. Interest expense totaled $197,000 and $440,000 for the three and six months ended June 30, 2001, respectively, as compared to $296,000 and $519,000 for the three and six months ended June 24, 2000, respectively. The decrease resulted from lower interest rates offset somewhat by higher average balance of debt outstanding during the first and second quarters of 2001 as compared to the same periods in 2000. Net loss on disposition of assets totaled $22,000 for both the three and six months ended June 30, 2001, respectively, as compared to $0 and $20,000 for the three and six months ended June 24, 2000, respectively. The non-cash write-off of deferred financing costs for the three months ended June 24, 2000 of approximately $60,000, as required by generally accepted accounting principles, was related to the execution of a loan modification agreement with Fleet Bank dated March 31, 2000.

NET LOSS. The Company realized a net loss of $2,084,000, or $(0.21) per share on a basic and diluted weighted average basis, for the three months ended June 30, 2001 as compared to net loss of $695,000, or $(0.08) per share on a basic and diluted basis, for the three months ended June 24, 2000. The Company realized a net loss of $2,517,000 or $(0.26) per share basic and diluted for the six months ended June 30, 2001, as compared to a net loss of $982,000 or ($0.11) per share on a basic and diluted basis for the six months ended June 24, 2000.

Liquidity and Capital Resources

     At June 30, 2001, the Company had approximately $0.2 million in cash and cash equivalents and working capital deficit of approximately $7.3 million, in comparison to approximately $0.5 million in cash and cash equivalents and working capital deficit of approximately $5.7 million as of December 30, 2000. The working capital deficit is primarily due to the bank debt of $5.9 million with Sovereign Bank of New England ("Sovereign") which was classified on June 30, 2001 and on December 30, 2000 as current. The maturity date of the bank debt has been extended to December 31, 2002. The bank debt continues to be classified as current because the Company cannot forecast with reasonable certainty that the Company will be in compliance with future bank covenants. Sovereign transferred the Company's debt back to Fleet National Bank in July 2001.

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

     Effective April 1, 1999, the Company acquired all of the outstanding shares of capital stock of Kent Optical Company and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5.209 million in cash, $1.0 million in notes payable over three years and 160,000 shares of common stock. In addition, the Company offered to issue additional consideration to the Kent stockholders if the market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. The market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. The amount of additional consideration due to the Kent stockholders for each share of common stock issued in the acquisition and held by them on April 23, 2001 is equal to the difference between $5.00 and the greater of (a) the market price of the common stock on April 23, 2001 or (b) $2.73. As of April 23, 2001, the aggregate additional consideration payable to the Kent sellers was $363,200 (the "Additional Consideration"). At the Company's option, the Additional Consideration may be paid to the Kent stockholders in cash or in additional shares of the Company's common stock valued at its market price on the date that the Additional Consideration becomes payable to the Kent stockholders. At the time of the acquisition, the Company included the value of the Additional Consideration in its determination of the purchase price. In addition, the Company has failed to make required note payments to Kent noteholders in the amount of $333,333 that were due on April 23, 2001. On July 27, 2001, the Company was served with a complaint filed by John Cress and Timothy Westra (together, the "Plaintiffs") in Muskegon County Circuit Court in Michigan on July 6, 2001 against the Company and Kent Acquisition Corporation (a subsidiary of the Company, "Kent Acquisition") alleging payment defaults under certain promissory notes (the "Kent Notes") issued to the Plaintiffs as part of consideration pursuant to a Stock Purchase Agreement, dated April 1, 1999 by and among Kent Acquisition, Kent Optical Company and its related entities (the "Kent Stock Purchase Agreement"), and the failure to make payments of the Additional Consideration. Plaintiffs seek relief in the form of payment of amounts owed pursuant to the Kent Notes and payment of the Additional Consideration owed pursuant to the Kent Stock Purchase Agreement, including all applicable interest, costs and attorney fees. The outcome of this matter is uncertain and the Company and its legal advisors are in discussions with the Plaintiffs and their legal advisors regarding the complaint.

     In connection with the exercise of stock options to purchase 138,322 shares (the "Option Shares") of the Company's common stock during fiscal 1997, Stephen
M. Blinn, a former executive officer and former Director of the Company, executed a promissory note (the "Note") in favor of the Company for the aggregate exercise price of $594,111. The Note is due on the earlier of September 2, 2007 or the date upon which Mr. Blinn receives the proceeds of the sale of not less than 20,000 of the Option Shares (the "Maturity Date"). Interest accrues at the rate of 6.55%, compounding annually, and is payable on the earlier of the Maturity Date of the Note or upon certain Events of Default as defined in the Note. The principal balance of the Note, together with accrued and unpaid interest, was approximately $714,000 as of March 31, 2001. During the third quarter of fiscal 2000, Mr. Blinn informed the Company that he understood that the terms of the Note permitted Mr. Blinn to satisfy in full his obligations under the Note by either (a) returning the Option Shares to the Company or (b) turning over to the Company any cash proceeds received by Mr. Blinn upon a sale of the Option Shares. The Company has informed Mr. Blinn that the Note is a full recourse promissory note, and that Mr. Blinn remains personally liable for all unpaid principal and interest under the Note. Due to Mr. Blinn's position regarding the Note and his failure to provide the Company or the Company's accountants with a copy of his personal financial statements or any other evidence of his ability to pay the amounts due under the Note, the Company has established a $714,000 reserve for notes receivable and, subsequent to the establishment of the reserve, the Company no longer recognizes as interest income accrued interest related to the Note.

     As of June 30, 2001, the Company had warrants outstanding which provide it with potential sources of financing as outlined below. However, because of the current market value of the Company's common stock, it is unlikely that any subsequent material proceeds may be realized by the Company.


                                                  Number          Potential
Securities                                     Outstanding        Proceeds
----------------------------------------------------------------------------
Class II Warrants                                  290,424        $2,613,816
Bank Austria AG, f/k/a Creditanstalt, Warrants     150,000           693,750
Sovereign Warrants                                  50,000            25,500
Sovereign Warrants                                  50,000             7,810
                                                                  ----------
                                                                  $3,340,876
                                                                  ==========

     As of June 30, 2001, the Company also has outstanding 227,125 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these warrants cannot be estimated at this time; however, for reasons stated above it is unlikely that any proceeds would be realized by the Company.

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

     On March 26, 2001, the Company and Sovereign entered into the Third Modification Agreement (the "Third Modification Agreement") that amended the terms of the Original Modification Agreement and the Second Modification Agreement in order to, among other things, waive the Company's default, adjust or delete certain covenants to which the Company was subject, change the repayment terms and extend the maturity date of the loans to December 31, 2002. In addition, the Third Modification Agreement required that the Company close an equity financing of at least $1.0 million with third party investors on or before May 31, 2001. The Third Modification Agreement establishes the following annual interest rates for both the revolving line and term loans: (i) from February 1, 2001 through September 30, 2001 - 6%; (ii) from October 1, 2001 through December 31, 2001 - 7%; (iii) from January 1, 2002 through December 31, 2002 - prime rate subject to a minimum rate of 8% and a maximum rate of 11%.
The scheduled monthly principal payments do not begin until July 1, 2001 and are $30,000 from July 1, 2001 through December 31, 2001, and $100,000 from January 1, 2002 through December 31, 2002. As of June 30, 2001, $5.9 million was borrowed on the term loan and $2.5 million was borrowed on the revolving credit facility.

     On May 14, 2001, the Company and Sovereign amended and restated the Third Modification Agreement (the "Amended and Restated Third Modification Agreement"). The Amended and Restated Third Modification Agreement contains the same terms as the Third Modification Agreement, except that the Amended and Restated Third Modification Agreement requires the Company to close a financing or series of financings, either through the issuance of equity or debt subordinate to Sovereign, of at least $2.3 million with third party investors on or before July 15, 2001.

     On May 23, 2001, the Company entered into a common stock purchase agreement by and among the Company, eyeshop.com inc. ("Eyeshop") and certain investors associated with Eyeshop (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell, in two tranches, an aggregate of 5,000,000 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1,000,000, to persons associated with Eyeshop. The Company closed on the sale of the first tranche of 1,250,000 shares for $250,000 on May 23, 2001. The second tranche of 3,750,000 shares for $750,000 closed on July 20, 2001.

  On July 20, 2001, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 23, 2001 by and among the Company, Eyeshop Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company ("EAC"), and Eyeshop, EAC merged with and into Eyeshop (the "Merger") and Eyeshop became a wholly owned subsidiary of the Company.

  Pursuant to the Merger Agreement, Eyeshop stockholders exchanged their Eyeshop stock for the following at the closing of the merger:

 .  Each outstanding share of Eyeshop common stock was exchanged for 4.52 shares of the Company's common stock;
 .  Each outstanding share of Eyeshop Series A Preferred Stock was exchanged for
   9.79 shares of the Company's common stock; and . Each outstanding share of Eyeshop Series B Preferred Stock was exchanged for
   33.72 shares of the Company's common stock.

     Pursuant to the Merger Agreement, former Eyeshop stockholders are also entitled to receive additional shares of the Company's common stock if and when the options, warrants and other rights to receive the Company's common stock that were held by the Company's securityholders as of May 23, 2001 are exercised. The Company issued a total of 7,306,662 shares of Common Stock to former Eyeshop stockholders in connection with the Merger.

     The Merger will be accounted for using the purchase method of accounting. In conjunction with the Merger, the Company has announced plans to relocate headquarters from Holliston, Massachusetts to Cincinnati, Ohio. Although plans have not been finalized, as a result of the planned relocation, the

Company expects to incur costs for employee severance, costs to relocate the current headquarters, costs for new systems development or acquisition, additional lease costs and a loss on disposal of assets.

     On May 31, 2001, the Company entered into a common stock purchase agreement by and among the Company and certain investors associated with Eyeshop (the "Second Stock Purchase Agreement"), to sell an aggregate of 6,569,500 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1,313,900. The Company closed on the sale of the 6,569,500 shares on July 20, 2001.

     Contemporaneously, with the closing of the Merger, the Company and Carlyle Venture Partners, L.P., c/s Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C. (collectively, the "Purchasers") entered into an agreement which provides for, among other things, the following terms: that upon conversion of the Preferred Stock, the Purchasers will be entitled to receive 3,176,511 shares of the Company Common Stock in satisfaction of the Purchaser's rights to receive anti-dilution protection in connection with the transactions contemplated by the financing and merger; that the Purchasers (i) waive their rights to anti-dilution protection with respect to future obligations of the Company to issue securities and (ii) waive their rights to receive additional shares of Company Common Stock pursuant to the Class I Warrants with respect to future issuances of warrants and options by the Company, all in exchange for a warrant to purchase 1,000,000 shares of Company Common Stock at an exercise price of $0.20; that the Company satisfy its obligations to pay dividends on the Preferred Stock for the calendar year 2001 by issuing an aggregate of 1,221,999 shares of Company Common Stock in installments of 364,723 shares, 318,947 shares, 283,380 shares and 254,949 shares payable on the first day of February, May, August and November of 2001, respectively; that dividends accruing on the Preferred Stock after November 1, 2001 will accrue as cash dividends and be paid promptly in cash upon the earliest to occur of (i) the merger, consolidation, reorganization, recapitalization, dissolution or liquidation of the Company where the stockholders of the Company immediately following the consummation of the merger no longer own more than 50% of the voting securities of the Company, (ii) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Company, (iii) the consummation of an equity financing by the Company in which proceeds to the Company, net of transaction costs, are greater than or equal to ten million dollars, (iv) the end of the first twelve month period in which earnings before income taxes, depreciation and amortization are equal to or greater than five million dollars or (v) the refinancing of the Company's outstanding indebtedness to Sovereign Bank; and that the Purchasers waive their right to more than one designee on the board of directors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $14,325,000, unamortized identifiable intangible assets in the amount of $5,396,000, and unamortized negative goodwill in the amount of $0, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1,068,000 and $531,000 for the year ended December 30, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

PART II.  OTHER INFORMATION


 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          On May 23, 2001, the Company issued an aggregate of 1,250,000 shares of its Common Stock, par value $0.01 per share, to the certain persons associated with Eyeshop (collectively the "Purchasers") who are listed on Exhibit A to the Common Stock Purchase Agreement by and among the Company, Eyeshop and the Purchasers, dated May 23, 2001 (incorporated herein by reference as Exhibit 2.1 hereto). No underwriters were involved in the transaction listed above. The shares were issued in connection with the merger with Eyeshop. The aggregate proceeds of $250,000 will be used by the Company to fund working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the above transaction did not involve any public offering by the Company.

 ITEM 5.  OTHER INFORMATION

          Pursuant to the terms of the Merger Agreement, the Common Stock Purchase Agreement and the Second Stock Purchase Agreement, certain members of management of Eyeshop were appointed to management positions of the Registrant as follows: E. Dean Butler became the Chairman of the Company's Board of Directors (the "Board"); Carene Kunkler became the President and Chief Executive Officer and a Director; and William Connell and Dino Tabacchi were appointed to the Board. In connection with these appointments, Steve Blinn resigned as a Director and William T. Sullivan resigned from his positions as President and Chief Executive Officer and as a Director. As a result of the foregoing, persons associated with Eyeshop hold four of the eight seats on the Board.

          On July 27, 2001, the Company was served with a complaint filed by John Cress and Timothy Westra (together, the "Plaintiffs") in Muskegon County Circuit Court in Michigan on July 6, 2001 against Sight Resource Corporation (the "Company") and Kent Acquisition Corporation (a subsidiary of the Company, "Kent"). The complaint alleges two counts. In the first count, the Plaintiffs allege that Kent and the Company failed to make payments under certain promissory notes (the "Kent Notes") issued to the Plaintiffs as part of consideration pursuant to a Stock Purchase Agreement dated April 1, 1999 by and among Kent, Kent Optical Company and its related entities (the "Kent Stock Purchase Agreement") and that such nonpayment constitutes an event of default under the Kent Notes. Plaintiffs seek relief in the form of payment of amounts owed on the Kent Notes, including all applicable interest, costs and attorney fees. In the second count, the Plaintiffs allege that Kent and the Company failed to make payments of certain additional consideration under the Kent Stock Purchase Agreement when the market price of certain shares of the Company's common stock held by the Plaintiffs did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. Plaintiffs seek relief in the form of payment of the additional consideration owed under the Kent Stock Purchase Agreement, including all applicable interest, costs and attorney fees.

          The outcome of this matter is uncertain and the Company and its legal advisors are in discussions with the Plaintiffs and their legal advisors regarding the complaint.

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.                                           Title
-----------   ---------------------------------------------------------------------------
    2.1       Agreement and Plan of Merger, dated May 23, 2001, by and among Sight
              Resource Corporation, Eyeshop Acquisition Corporation and eyeshop.com inc.
              (incorporated herein by reference to Annex A to the Company's Definitive
              Proxy Statement, filed with the Securities and Exchange Commission (the
              "SEC") on June 21, 2001).

    2.2       Common Stock Purchase Agreement, dated May 23, 2001, by and among Sight
              Resource Corporation, eyeshop.com inc. and the purchasers listed on
              Exhibit A attached thereto (incorporated herein by reference to Annex B to the Registrant's Definitive Proxy Statement, filed with the SEC on June
              21, 2001).

    2.3       Common Stock Purchase Agreement, dated May 31, 2001, by and among Sight
              Resource Corporation and the purchasers listed on Exhibit A attached thereto (incorporated herein by reference to Annex C to the Registrant's
              Definitive Proxy Statement, filed with the SEC on June 21, 2001).

    4.1       Letter Agreement, dated May 21, 2001, between Sight Resource Corporation and Carlyle Venture Partners, L.P. (incorporated herein by reference to
              Annex B to the Registrant's Definitive Proxy Statement, filed with the SEC on June 21, 2001).

   10.1       Amended and Restated Third Modification Agreement, dated May 14, 2001, between Sight Resource Corporation and Sovereign Bank.

   10.2*      1992 Employee, Director and Consultant Stock Option Plan, as amended.

------------
* Management contract or compensatory plan, contract or arrangement.

          (b) The Company filed the following reports on Form 8-K during the quarter ended June 30, 2001:

               (1) May 25, 2001, under Item 5, relating to the merger between
                   eyeshop.com inc. and the Company and the common stock financing.

               (2) June 8, 2001, under Item 5, relating to the second common stock financing.

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sight Resource Corporation




Date:       August 14, 2001             By: /S/  CARENE S. KUNKLER
            ---------------             -----------------------------
                                        Carene S. Kunkler
                                        President and Chief Executive Officer
                                        (principal executive officer)





Date:       August 14, 2001             By: /S/  JAMES NORTON
            ---------------             ---------------------
                                        James Norton
                                        Chief Financial Officer
                                        (principal financial officer)

                                 Exhibit Index




Exhibit No.                                           Title
-----------  ---------------------------------------------------------------------------
      2.1    Agreement and Plan of Merger, dated May 23, 2001, by and among Sight
             Resource Corporation, Eyeshop Acquisition Corporation and eyeshop.com inc.
             (incorporated herein by reference to Annex A to the Company's Definitive
             Proxy Statement, filed with the Securities and Exchange Commission (the
             "SEC") on June 21, 2001).

      2.2    Common Stock Purchase Agreement, dated May 23, 2001, by and among Sight
             Resource Corporation, eyeshop.com inc. and the purchasers listed on
             Exhibit A attached thereto (incorporated herein by reference to Annex B to the Registrant's Definitive Proxy Statement, filed with the SEC on June
             21, 2001).

      2.3    Common Stock Purchase Agreement, dated May 31, 2001, by and among Sight
             Resource Corporation and the purchasers listed on Exhibit A attached thereto (incorporated herein by reference to Annex C to the Registrant's
             Definitive Proxy Statement, filed with the SEC on June 21, 2001).

      4.1    Letter Agreement, dated May 21, 2001, between Sight Resource Corporation and Carlyle Venture Partners, L.P. (incorporated herein by reference to
             Annex B to the Registrant's Definitive Proxy Statement, filed with the SEC on June 21, 2001).

     10.1    Amended and Restated Third Modification Agreement, dated May 14, 2001, between Sight Resource Corporation and Sovereign Bank.

     10.2*   1992 Employee, Director and Consultant Stock Option Plan, as amended.

------------
*  Management contract or compensatory plan, contract or arrangement.