Form 10-Q
period 2001-09-29
SIGHT RESOURCE CORP
filed 2001-11-19
CIK 895651

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended   September 29, 2001     Commission File Number   0-
                                     21068


                           SIGHT RESOURCE CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                        04-3181524
           ----------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                          6725 Miami Avenue, Suite 102
                              Cincinnati, OH 45243
                              --------------------
                    (Address of principal executive offices)


                                  513-527-9700
                                  ------------
              (Registrant's telephone number, including area code)


                               100 Jeffrey Avenue
                              Holliston, MA 01746
                              -------------------
 (Former name, former address and former fiscal year, if changed since the last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                  ----------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On November 14, 2001, 29,567,113 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                           SIGHT RESOURCE CORPORATION
                                     INDEX

PART I.  FINANCIAL INFORMATION


                                                                                           PAGE
                                                                                           ----

Item 1.  Financial Statements                                                                 3

               Consolidated Balance Sheets as of September 29, 2001 and
               December 30, 2000                                                              3

               Consolidated Statements of Operations for the Three and Nine
               Months Ended September 29, 2001 and September 30, 2000                         4

               Consolidated Statements of Cash Flows for the Three and Nine
               Months Ended September 29, 2001 and September 30, 2000                         5

               Notes to Consolidated Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          14

Part II. OTHER INFORMATION                                                                   15

Item 1.  Legal Proceedings                                                                   15

Item 2.  Changes in Securities and Use of Proceeds                                           15

Item 4.  Submission of Matters to a Vote of Security Holders                                 16

Item 5.  Other Information                                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                                    17

               Signatures                                                                    18

               Exhibit Index                                                                 19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                          Sight Resource Corporation
                          Consolidated Balance Sheets
             Amounts in Thousands, except Share and Per Share Data

                                                                                      As of                As of
                                                                                  September 29,         December 30,
                                                                                      2001                  2000
                                                                                  --------------        --------------
ASSETS                                                                             (Unaudited)
Current assets:
Cash and cash equivalents                                                         $        2,119        $          532
Accounts receivable, net of allowance
  of $1,807 and $1,897, respectively                                                       2,546                 2,587
Inventories                                                                                4,965                 5,977
Prepaid and other current assets                                                             200                   457
                                                                                  --------------        --------------

Total current assets                                                                       9,830                 9,553

Property and equipment                                                                    11,238                11,044
Less accumulated depreciation                                                             (8,259)               (7,060)
                                                                                  --------------        --------------

Net property and equipment                                                                 2,979                 3,984

Other assets:
Intangibles assets, net                                                                   20,202                21,444
Other assets                                                                               2,062                   158
                                                                                  --------------        --------------

TOTAL ASSETS                                                                      $       35,073        $       35,139
                                                                                  --------------        --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolver notes payable                                                            $        2,500        $        2,500
Current portion of long-term debt                                                          6,547                 6,540
Accounts payable                                                                           4,705                 4,721
Accrued expenses and other current liabilities                                             2,421                 2,068
                                                                                  --------------        --------------

Total current liabilities                                                                 16,173                15,829

Non-current liabilities:
Long-term debt, less current maturities                                                      355                   451
Capital leases                                                                                22                    25
                                                                                  --------------        --------------

Total non-current liabilities                                                                710                   476

Series B redeemable convertible preferred stock
    1,452,119 shares issued                                                                6,535                 6,535

Stockholders' equity:

Preferred stock, $.01 par value.  Authorized 5,000,000
   shares; no shares of Series A issued and outstanding                                        -                     -
Common stock, $.01 par value. Authorized 50,000,000
   shares; 29,312,154 at September 29, 2001 and 9,261,552
   at December 30, 2000 shares issued and outstanding                                        293                    93
Additional paid-in capital                                                                41,195                38,452
Treasury shares at cost, 30,600 shares at September 29,
   2001 and December 30, 2000                                                               (137)                 (137)
Accumulated deficit                                                                      (29,363)              (26,109)
                                                                                  --------------        --------------

Total stockholders' equity                                                                11,988                12,299
                                                                                  --------------        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $       35,073        $       35,139
                                                                                  --------------        --------------

See accompanying notes to consolidated financial statements.

                          Sight Resource Corporation
                     Consolidated Statements of Operations
             Amounts in Thousands, Except Share and Per Share Data
                                  (Unaudited)

                                                                    Three Months Ended               Nine Months Ended
                                                                    ------------------               -----------------
                                                                September 29,  September 30,      September 29,  September 30,
                                                                     2001          2000                2001          2000
                                                                     ----          ----                ----          ----
Net revenue                                                     $    15,290  $    16,885          $    45,859   $    50,887

Cost of revenue                                                       4,877        5,574               14,612        16,096
                                                                -----------  -----------          -----------   -----------

Gross profit                                                         10,413       11,311               31,247        34,791

Selling, general and administrative expenses                         11,231       11,387               33,825        35,232
                                                                -----------  -----------          -----------   -----------

Loss from operations                                                   (818)         (76)              (2,578)         (441)

Other expense                                                             -         (803)                 (22)         (883)

Interest expense, net                                                  (158)        (351)                (587)         (841)
                                                                -----------  -----------          -----------   -----------

Loss before taxes                                                      (976)      (1,230)              (3,187)       (2,165)

Income tax expense                                                       18           16                   67            63
                                                                -----------  -----------          -----------   -----------

Net loss                                                        $      (994) $    (1,246)         $    (3,254)  $    (2,228)
                                                                -----------  -----------          -----------   -----------

Dividends on redeemable convertible preferred stock                     366            -          $       625             -
                                                                -----------  -----------          -----------   -----------

Net loss attributable to common stockholders                    $    (1,360) $    (1,246)         $    (3,877)  $    (2,228)
                                                                -----------  -----------          -----------   -----------

Basic and diluted loss per common share                         $     (0.05) $     (0.14)         $      0.26   $     (0.24)
                                                                -----------  -----------          -----------   -----------

Weighted average number of common shares outstanding             24,821,000    9,229,000           14,781,000     9,227,000


See accompanying notes to consolidated financial statements.

                          Sight  Resource Corporation
                     Consolidated Statements of Cash Flows
                             Amounts in Thousands
                                  (Unaudited)

                                                                                                    Nine  Months Ended
                                                                                                  ---------------------
                                                                                               September 29,     September 30,
                                                                                                    2001              2000
                                                                                               -------------     -------------
OPERATING  ACTIVITIES:
Net loss                                                                                          $(3,254)          $ (2,228)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                                  2,630              2,900
     Amortization and write-off of deferred financing costs                                           105                234
     Amortization of unearned compensation                                                              -                  2
     Loss on disposal of assets                                                                        27                109
     Reserve for note receivable                                                                        -                714
     Changes in operating assets and liabilities:
        Accounts receivable                                                                            41                397
        Inventories                                                                                 1,012                370
        Prepaid expenses and other current assets (liabilities)                                       257                (32)
        Accounts payable and accrued expenses                                                        (218)            (1,525)
                                                                                                  -------           --------

Net cash provided by operating activities                                                             600                941

INVESTING ACTIVITIES:
Purchases of property and equipment                                                                  (347)              (576)
Proceeds from sale of assets                                                                            2                162
Other liabilities                                                                                      (9)              (224)
                                                                                                  -------           --------

Net cash used in investing activities                                                                (354)              (638)

FINANCING ACTIVITIES:
Principal payments                                                                                   (165)            (1,357)
Proceeds from notes                                                                                    76              1,525
Other liabilities                                                                                       -                (22)
Merger expenses                                                                                       323                  -
Net proceeds from issuance of stock                                                                 1,753                  3
                                                                                                  -------           --------

Net cash provided by financing activities                                                           1,341                149

Net increase in cash and cash equivalents                                                           1,587                452

Cash and cash equivalents, beginning of period                                                        532                166
                                                                                                  -------           --------

Cash and cash equivalents, end of period                                                          $ 2,119           $    618
                                                                                                  -------           --------

Supplementary cash flow information:
        Interest paid                                                                             $   603           $    678
        Taxes paid                                                                                     67                 63

See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  The Company

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services.

(2)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 29, 2001 and the results of its operations and cash flows for the periods presented.

The Company's fiscal year ends on the last Saturday in December. Each quarter represents a 13-week period, except during a 53-week year in which case one quarter represents a 14-week period. The quarter ended September 29, 2001 was 13 weeks and the quarter ended September 30, 2000 was 14 weeks; the nine months ended September 29, 2001 was 39 weeks and the nine months ended September 30, 2000 was 40 weeks. Fiscal year 2001 is a 52-week fiscal year and fiscal year 2000 was a 53-week fiscal year.

The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 30, 2000.

(3)  Merger with Eyeshop and Related Transactions

On May 23, 2001, the Company entered into a common stock purchase agreement by and among the Company, eyeshop.com inc. ("Eyeshop") and certain investors associated with Eyeshop (the "First Stock Purchase Agreement"), pursuant to which the Company agreed to sell, in two tranches, an aggregate of 5,000,000 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1,000,000, to persons associated with Eyeshop. The Company closed on the sale of the first tranche of 1,250,000 shares for $250,000 on May 23, 2001. The second tranche of 3,750,000 shares for $750,000 closed on July 20, 2001.

On May 31, 2001, the Company entered into a common stock purchase agreement by and among the Company and certain investors associated with Eyeshop, to sell an aggregate of 6,569,500 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1,313,900. The Company closed on the sale of the 6,569,500 shares on July 20, 2001.

Contemporaneously with the closing of the Merger, the Company and Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C. (collectively, the "Investors") entered into an agreement which provides for, among other things, the following terms:

  . that upon conversion of the Series B redeemable convertible preferred stock, par value $0.01 per share (the "Preferred Stock"), the Investors will be entitled to receive 3,176,511 shares of the Company's common stock in satisfaction of the Investors' rights to receive anti-dilution protection in connection with the financings and the Merger;

  . that the Investors waive their rights to anti-dilution protection with respect to future obligations of the Company to issue securities;

  . that the Investors waive their rights to receive additional shares of common stock pursuant to the Class I Warrants with respect to future issuances of warrants and options by the Company, all in exchange for a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share;

  . that the Company satisfy its obligations to pay dividends on the Preferred Stock for the calendar year 2001 by issuing an aggregate of 1,221,999 shares of common stock in installments of 364,723 shares, 318,947 shares and 283,380 shares, all of which were issued on August 30, 2001, and 254,949 shares, which were issued effective as of November 1, 2001;

  . that dividends accruing on the Preferred Stock after November 1, 2001 will accrue as cash dividends and be paid promptly in cash upon the earliest to occur of

     o the merger, consolidation, reorganization, recapitalization, dissolution or liquidation of the Company where the stockholders of the Company immediately following the consummation of the merger no longer own more than 50% of the voting securities of the Company,

     o the sale, lease, exchange or other transfer of all or substantially all of the assets of the Company,

     o the consummation of an equity financing by the Company in which proceeds to the Company, net of transaction costs, are greater than or equal to $10 million,

     o the end of the first twelve month period in which earnings before income taxes, depreciation and amortization are equal to or greater than $5 million dollars or

     o  the refinancing of the Company's outstanding indebtedness to Fleet Bank;

     o and that the Investors waive their right to more than one designee on the Company's board of directors.

The estimated fair value of the warrant was $240,000 and has been allocated to "dividend to preferred shareholders" during the three month period ended September 29, 2001.

On July 20, 2001, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 23, 2001 by and among the Company, Eyeshop Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("EAC"), and Eyeshop, EAC merged with and into Eyeshop (the "Merger") and Eyeshop became a wholly-owned subsidiary of the Company.

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

Pursuant to the Merger Agreement, former Eyeshop stockholders are also entitled to receive additional shares of the Company's common stock if and when the options, warrants and other rights to receive the Company's common stock that were held by the Company's security holders as of May 23, 2001 are exercised. The Company issued a total of 7,306,662 shares of common stock to former Eyeshop stockholders in connection with the Merger. At the close of the Merger, former Eyeshop stockholders and purchasers of the Company's common stock pursuant to the First Stock Purchase Agreement held approximately 50% of the issued and outstanding common stock of the Company.

Collectively, the former stockholders of Eyeshop together with the common stock purchasers associated with Eyeshop held approximately 18,876,162 shares of the Company's common stock immediately after the Merger and the common stock financings, or approximately 64% of the Company's issued and outstanding common stock and approximately 61% of the Company's issued and outstanding voting securities.

The Company has completed its accounting for the Merger. The treatment, for accounting purposes, was considered to be a purchase of Eyeshop's assets and assumption of Eyeshop's liabilities by the Company. The aggregate purchase price was $1,784,000 and the costs of the assets acquired and liabilities assumed have been allocated on the basis of the estimated fair value of the net assets acquired. There was no additional goodwill provided in the transaction.

As of September 29, 2001, the Company had not finalized its plans to relocate its headquarters from Holliston, Massachusetts to Cincinnati, Ohio. Since September 29, 2001, the Company has finalized its plan and is currently operating from its Cincinnati, Ohio headquarters while maintaining certain functions, not yet transitioned, from Holliston, Massachusetts.

                          SIGHT RESOURCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)  Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three months and nine months ended September 29, 2001 and September 30, 2000:

                                                          Three Months Ended              Nine Months Ended
                                                          ------------------              -----------------
                                                     September 29,   September 30,   September 29,   September 30,
                                                          2001            2000            2001            2000
                                                          ----            ----            ----            ----
                                                             (In thousands, except share and per share data)
BASIC AND DILUTED LOSS PER SHARE

Net loss                                              $      (994)     $   (1,246)    $    (3,254)     $   (2,228)
                                                      -----------      ----------     -----------      ----------

Net loss attributable to common stockholders               (1,360)         (1,246)         (3,877)         (2,228)
                                                      ===========      ==========     ===========      ==========

Weighted average common shares outstanding             24,821,000       9,229,000      14,781,000       9,227,000

Net loss per share                                    $     (0.05)     $    (0.14)    $     (0.26)     $    (0.24)
                                                      ===========      ==========     ===========      ==========

     Outstanding options, warrants and convertible preferred stock were not included in the computation of diluted earnings per share for the three and nine months ended September 29, 2001, because they would have been antidilutive. The following table presents the number of outstanding options, warrants and convertible preferred stock shares not included in the computation of diluted loss per share.

                                           Three Months Ended                 Nine Months Ended
                                           ------------------                 -----------------
                                      September 29,  September 30,     September 29,   September 30,
                                          2001           2000               2001           2000
                                          ----           ----               ----           ----
Options                                         -          7,135                  -          6,017
Warrants                                1,005,463          1,420          1,005,108          1,197
Convertible preferred stock             1,452,119      1,452,119          1,452,119      1,452,119
                                        ---------      ---------          ---------      ---------

Total                                   2,457,582      1,460,674          2,457,227      1,459,333
                                        =========      =========          =========      =========

(5)   Operating Segment and Related Information

The following tables represent certain operating segment information (in thousands).

     For the three months ended September 29, 2001 and September 30, 2000.

Totals                             Eye Care Centers       Laser Vision Correction      All Other        Consolidated Totals
                                   ----------------       -----------------------      ---------        -------------------

                                    2001       2000          2001         2000       2001     2000         2001      2000
                                    ----       ----          ----         ----       ----     ----         ----      ----
Revenues:
  External customers              $15,246    $16,774        $  44        $ 111     $     -   $     -     $15,290    $16,885

Interest:
  Interest income                       -          -            -            -          12        15          12         15
  Interest expense                     (7)        (5)           -            -        (163)     (361)       (170)      (366)

     Net interest expense              (7)        (5)           -            -        (151)     (346)       (158)      (351)

Depreciation and amortization         764        900            1            2          47        51         812        953

Income (loss) from operations         271      1,032           13           (8)     (1,089)   (1,100)       (818)       (76)

Identifiable assets                30,555     27,660           34            -       4,484     9,755      35,073     37,415

Capital expenditures                   70        129            -            -          37         7         107        136

                          SIGHT RESOURCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     For the nine months ended September 29, 2001 and September 30, 2000.

Totals                            Eye Care Centers   Laser Vision Correction        All Other       Consolidated Totals
                                  ----------------   -----------------------        ---------       -------------------

                                   2001      2000           2001        2000      2001     2000         2001      2000
                                   ----      ----           ----        ----      ----     ----         ----      ----
Revenues:
External customers               $45,640   $50,402         $ 219       $ 485    $    --   $    --     $45,859    $50,887

Interest:
  Interest income                     --        --            --          --         23        44          23         44
  Interest expense                   (13)      (19)           --          --       (547)     (926)       (610)      (945)
                                 -------   -------         -----       -----    -------   -------     -------    -------

     Net interest expense            (13)      (19)           --          --       (574)     (882)       (587)      (901)

Depreciation and amortization      2,492     2,749             2           6        138       145       2,632      2,900

Income (loss) from operations        738     2,897            38          42     (3,316)   (3,380)     (2,578)      (441)

Identifiable assets               30,555    27,660            34          --      4,484     9,755      35,073     37,415

Capital expenditures                 261       523            --           2         86        51         347        576

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. Such forward-looking statements are identified by words such as "expects", "anticipates", "intends", "will" and other similar expressions which express management's present belief, expectations or intentions regarding the Company's future performance. Forward-looking statements include those statements relating to the expected costs savings and better business controls resulting from the consolidation of optical laboratories. Risks and additional factors affecting the Company's business include, without limitation, those described under "Business Risks and Cautionary Statements" in the Company's Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 30, 2000, filed with the Securities and Exchange Commission.

Overview

Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of September 29, 2001, the Company's operations consisted of 119 eye care centers with two regional optical laboratories and three distribution centers. Based upon annual sales, the Company is one of the fifteen largest providers in the United States primary eye care industry. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide vision related professional services.

Prior to October 2001, the Company operated two regional optical laboratories and three distribution centers. During October 2001, the Company consolidated the two regional optical laboratories and three distribution centers and operates, as of November 2001, one regional optical laboratory and one distribution center. The regional optical laboratory provides complete laboratory services to the Company's eye care centers, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution centers provide and maintain an inventory of all accessories and supplies necessary to operate the primary eye care centers in their regions, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. Management believes that the regional optical laboratory and distribution center have the capacity to accommodate additional multi-site eye care centers.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 29, 2001 and September 30, 2000

Net Revenue. During the three months ended September 29, 2001, the Company generated net revenue of approximately $15.3 and $0.1 million from the operation of its 119 eye care centers and its affiliated laser vision correction ("LVC") services, respectively, as compared to net revenue of approximately $16.8 and $0.1 million from its 126 eye care centers and its affiliated laser vision correction services, respectively, for the three months ended September 30, 2000. Net revenue for the first nine months of fiscal 2001 was approximately $45.7 million and $0.2 million from the operations of its eye care centers and laser vision correction affiliation, respectively, as compared to net revenue of approximately $50.4 million and $0.5 million from its eye care centers and its affiliated laser vision correction services for the first nine months ended September 30, 2000. The $1.6 million, or 9.4% decrease in total net revenue for the three months ended September 29, 2001 is primarily attributable to a fourteen week reporting period in 2000 versus the thirteen week reporting period in 2001 and the closing of seven stores net of store additions. Same store sales were 3% higher for the thirteen week reporting period in 2001 versus the same thirteen week reporting period in 2000, despite a temporary slowdown in sales that immediately followed the unfortunate events of September 11, 2001. The $5.0 million or 10.4% decrease in total net revenue for the nine months ended September 29, 2001 is primarily due to lower average net sales per store, the closing of seven stores net of store additions and the reduction of sales to the Company's largest managed care plan customer in New England.

Cost of Revenue. Cost of revenue decreased from approximately $5.5 million and $0.1 million from the operation of the 126 eye care centers and laser vision correction affiliation, respectively, for the three months ended September 30, 2000 to approximately $4.8 million and $0.1 million from the operation of the 119 eye care centers and the Company's laser vision correction affiliation, respectively, for the three months ended September 29, 2001. Total cost of revenue as a percentage of net revenue decreased from 33.0% for the three months ended September 30, 2000 to 31.9% for the three months ended September 29, 2001. The decrease during the quarter is primarily due to efficiencies at the regional optical laboratories. Cost of revenue decreased from approximately $16.1 million from the operation of the eye care centers for the nine months ended September 29, 2000 to approximately $14.6 million for the nine months ended September 29, 2001. Cost of revenue as a percentage of net revenue increased slightly from 31.6% for the nine months ended September 30, 2000 to 31.9% for the nine months ended September 29, 2001. The increase as a percentage of net revenue primarily reflects more sales price discounting, offset somewhat by the consolidation of optical laboratory operations. Cost of revenue principally consisted of the cost of manufacturing, purchasing and distributing optical products to customers of the Company and the cost of delivering LVC services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $11.2 million and $33.8 million for the three months and nine months ended September 29, 2001 as compared to approximately $11.4 million and $35.2 million for the three and nine months ended September 30, 2000. The decrease primarily relates to reductions in bad debt expense, lower store operating costs due to the closure of nine stores net of store additions, offset somewhat by inflationary pressures that increased payroll costs. Selling, general and administrative expense, as a percentage of net revenue, increased from 67.4% to 73.5% for the three months ended September 29, 2001, and increased from 69.2% to 73.8% for the nine months ended September 29, 2001 as compared to the three and nine months ended September 30, 2000.
The increase in selling, general and administrative expenses as a percentage of sales for the three and nine month periods ending September 29, 2001 is mainly due to low sales levels.

Other Income and Expense. Interest expense totaled $158,000 and $587,000 for the three and nine months ended September 29, 2001, respectively, as compared to $351,000 and $841,000 for the three and nine months ended September 30, 2000, respectively. The decrease resulted from lower interest rates and lower average outstanding debt during the periods. Other income (expense) during the 2000 periods reflects the reserve for notes receivable of $714,000 from a former executive officer and member of the Board of Directors, Stephen M. Blinn.

Net Loss. The Company realized a net loss of $994,000, or $0.05 per share on a basic and diluted basis, for the three months ended September 29, 2001 as compared to a net loss of $1.2 million, or $0.14 per share on a basic and diluted basis, for the three months ended September 30, 2000. The Company realized a net loss of $3.3 million, or $0.25 per share on a basic and diluted basis, for the nine months ended September 29, 2001, as compared to a net loss of $2.2 million, or $0.24 per share on a basic and diluted basis, for the nine months ended September 30, 2000. The decrease in net loss per share is primarily attributable to a significant increase in the number of shares of common stock outstanding in the 2001 period.

Liquidity and Capital Resources

At September 29, 2001, the Company had approximately $2.1 million in cash and cash equivalents and working capital deficit of approximately $6.3 million, in comparison to approximately $0.5 million in cash and cash equivalents and working capital deficit of approximately $6.7 million as of December 30, 2000. The improvement in the Company's cash position is due to the proceeds received from the sales of common stock, which were completed concurrently with the closing of the merger with Eyeshop on July 20, 2001. The working capital deficit is primarily due to the bank debt of approximately $8.3 million with Fleet National Bank ("Fleet") which was classified on September 29, 2001 and on December 30, 2000 as current. The maturity date of the bank debt has been extended to December 31, 2002. The bank debt continues to be classified as current because the Company cannot forecast with reasonable certainty that the Company will be in compliance with future bank covenants. Barring any compliance defaults with future bank covenants, which could accelerate the maturity of the loan and accelerate the repayment of the loan, the Company believes it has sufficient cash to operate in the near term.

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

Effective April 1, 1999, the Company acquired all of the outstanding shares of capital stock of Kent Optical Company and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5.209 million in cash, $1.0 million in notes payable over three years and 160,000 shares of common stock. In addition, the Company offered to issue additional consideration to the Kent stockholders if the market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. The market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. The amount of additional consideration due to the Kent stockholders for each share of common stock issued in the acquisition and held by them on April 23, 2001 is equal to the difference between $5.00 and the greater of (a) the market price of the common stock on April 23, 2001 or (b) $2.73. As of April 23, 2001, the aggregate additional consideration payable to the Kent sellers was $363,200 (the "Additional Consideration"). At the Company's option, the Additional Consideration may be paid to the Kent stockholders in cash or in additional shares of the Company's common stock valued at its market price on the date that the Additional Consideration becomes payable to the Kent stockholders. At the time of the acquisition, the Company included the value of the Additional Consideration in its determination of the purchase price. In addition, the Company has failed to make required note payments to Kent noteholders in the amount of $333,333 that were due on April 23, 2001. On July 27, 2001, the Company was served with a complaint filed by John Cress and Timothy Westra (together, the "Plaintiffs") in Muskegon County Circuit Court in Michigan on July 6, 2001 against the Company and Kent Acquisition Corporation (a subsidiary of the Company, "KAC"). The complaint alleges two counts. In the first count, the Plaintiffs allege that KAC and the Company failed to make payments under certain promissory notes (the "Kent Notes") issued to the Plaintiffs as part of consideration due to a Stock Purchase Agreement dated April 1, 1999 by and among KAC, Kent Optical Company and its related entities (the "Kent Stock Purchase Agreement") and that such nonpayment constitutes an event of default under the Kent Notes. Plaintiffs seek relief in the form of payment of amounts due on the Kent Notes, including all applicable interest, costs and attorney fees. In the second count, the Plaintiffs allege that KAC and the Company failed to make payments of certain additional consideration due pursuant to the Kent Stock Purchase Agreement when the market price of certain shares of the Company's common stock held by the Plaintiffs did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. Plaintiffs seek relief in the form of payment of the additional consideration due pursuant to the Kent Stock Purchase Agreement, including all applicable interest, costs and attorney fees. This matter is subject to mediation scheduled in late November 2001. The outcome of this matter is uncertain and the Company and its legal advisors are in discussions with the Plaintiffs and their legal advisors regarding the scheduled mediation.

In connection with the exercise of stock options to purchase 138,322 shares (the "Option Shares") of the Company's common stock during fiscal 1997, Stephen M. Blinn, a former executive officer and former Director of the Company, executed a promissory note (the "Note") in favor of the Company for the aggregate exercise price of $594,111. The Note is due on the earlier of September 2, 2007 or the date upon which Mr. Blinn receives the proceeds of the sale of not less than 20,000 of the Option Shares (the "Maturity Date"). Interest accrues at the rate of 6.55%, compounding annually, and is payable on the earlier of the Maturity Date of the Note or upon certain Events of Default as defined in the Note. The principal balance of the Note, together with accrued and unpaid interest, is approximately $714,000. During the third quarter of fiscal 2000, Mr. Blinn informed the Company that he understood that the terms of the Note permitted Mr. Blinn to satisfy in full his obligations under the Note by either (a) returning the Option Shares to the Company or (b) turning over to the Company any cash proceeds received by Mr. Blinn upon a sale of the Option Shares. The Company has informed Mr. Blinn that the Note is a full recourse promissory note, and that Mr. Blinn remains personally liable for all unpaid principal and interest under the Note. Due to Mr. Blinn's position regarding the Note and his failure to provide the Company or the Company's accountants with a copy of his personal financial statements or any other evidence of his ability to pay the amounts due under the Note, the Company has established a $714,000 reserve for notes receivable and, subsequent to the establishment of the reserve, the Company no longer recognizes as interest income accrued interest related to the Note.

As of September 29, 2001, the Company had warrants outstanding which provide it with potential sources of financing as outlined below. However, because of the current market value of the Company's common stock, it is unlikely that any subsequent material proceeds from the exercise of the warrants may be realized by the Company.

                                                    Number     Potential
Securities                                        Outstanding   Proceeds
                                                  -----------  ----------
Class II Warrants                                     290,424  $2,613,816
Bank Austria AG, f/k/a Creditanstalt, Warrants        150,000     693,750
Sovereign Warrants                                     50,000      25,500
Sovereign Warrants                                     50,000       7,810
Carlyle Warrants                                    1,000,000     200,000
                                                    ---------  ----------

                                                               $3,545,876
                                                               ==========

As of September 29, 2001, the Company also has outstanding 227,125 Class I Warrants. The Class I Warrants originally entitled their holders to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's then outstanding warrants and options on the same terms and conditions applicable to then existing warrant and option holders. Such Class I Warrants have since been amended to set the maximum number of shares purchaseable under the Class I Warrants at 227,125 pursuant to a Letter Agreement, dated May 21, 2001, between and among the Company and Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C., as more fully described below. The holders of the Class I Warrants are obligated to exercise them at the same time the corresponding options and warrants of existing holders are exercised, subject to certain limitations. The amount of potential proceeds from the exercise of the Class I Warrants cannot be estimated at this time; however, for the reasons stated above it is unlikely that any proceeds will be realized by the Company.

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

On March 26, 2001, the Company and Sovereign entered into the Third Modification Agreement (the "Third Modification Agreement") that amended the terms of the Original Modification Agreement and the Second Modification Agreement in order to, among other things, waive the Company's default, adjust or delete certain covenants to which the Company was subject, change the repayment terms and extend the maturity date of the loans to December 31, 2002. In addition, the Third Modification Agreement required that the Company close an equity financing of at least $1.0 million with third party investors on or before May 31, 2001. The Third Modification Agreement establishes the following annual interest rates for both the revolving line and term loans: (i) from February 1, 2001 through September 30, 2001 - 6%; (ii) from October 1, 2001 through December 31, 2001 - 7%; (iii) from January 1, 2002 through December 31, 2002 - prime rate subject to a minimum rate of 8% and a maximum rate of 11%. The scheduled monthly principal payments did not begin until July 1, 2001 and are $30,000 from July 1, 2001 through December 31, 2001, and $100,000 from January 1, 2002 through December 31, 2002. As of September 29, 2001, $5.8 million was borrowed on the term loan and $2.5 million was borrowed on the revolving credit facility.

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

On May 23, 2001, the Company entered into a common stock purchase agreement by and among the Company, eyeshop.com inc. ("Eyeshop") and certain investors associated with Eyeshop (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell, in two tranches, an aggregate of 5,000,000 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1,000,000, to persons associated with Eyeshop. The Company closed on the sale of the first tranche of 1,250,000 shares for $250,000 on May 23, 2001 and on the second tranche of 3,750,000 shares for $750,000 on July 20, 2001.

On July 20, 2001, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 23, 2001 by and among the Company, Eyeshop Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("EAC"), and Eyeshop, EAC merged with and into Eyeshop (the "Merger") and Eyeshop became a wholly-owned subsidiary of the Company.

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

Pursuant to the Merger Agreement, former Eyeshop stockholders are also entitled to receive additional shares of the Company's common stock if and when the options, warrants and other rights to receive the Company's common stock that were held by the Company's security holders as of May 23, 2001 are exercised. The Company issued a total of 7,306,662 shares of Common Stock to former Eyeshop stockholders in connection with the Merger.

In conjunction with the Merger, the Company is currently in the process of relocating its headquarters from Holliston, Massachusetts to Cincinnati, Ohio. The Company is presently operating significantly from its Cincinnati, Ohio headquarters while maintaining certain functions not yet transitioned from Holliston, Massachusetts.

On May 31, 2001, the Company entered into a common stock purchase agreement by and among the Company and certain investors associated with Eyeshop, to sell an aggregate of 6,569,500 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1,313,900. The Company closed on the sale of the 6,569,500 shares on July 20, 2001.

Contemporaneously with the closing of the Merger, the Company and Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C. (collectively, the "Investors") entered into an agreement which provides for, among other things, the following terms:

     . that upon conversion of the Series B redeemable convertible preferred stock, par value $0.01 per share (the "Preferred Stock"), the Investors will be entitled to receive 3,176,511 shares of the Company's common stock in satisfaction of the Investors' rights to receive anti-dilution protection in connection with the financings and the Merger;

     . that the Investors waive their rights to anti-dilution protection with respect to future obligations of the Company to issue securities;

     . that the Investors waive their rights to receive additional shares of common stock pursuant to the Class I Warrants with respect to future issuances of warrants and options by the Company, all in exchange for a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share;

     . that the Company satisfy its obligations to pay dividends on the Preferred Stock for the calendar year 2001 by issuing an aggregate of 1,221,999 shares of common stock in installments of 364,723 shares, 318,947 shares and 283,380 shares, all of which were issued on August 30, 2001, and 254,949 shares, which were issued effective as of November 1, 2001;

     . that dividends accruing on the Preferred Stock after November 1, 2001 will accrue as cash dividends and be paid promptly in cash upon the earliest to occur of

          . the merger, consolidation, reorganization, recapitalization, dissolution or liquidation of the Company where the stockholders of the Company immediately following the consummation of the merger no longer own more than 50% of the voting securities of the Company,

          . the sale, lease, exchange or other transfer of all or substantially all of the assets of the Company,

          . the consummation of an equity financing by the Company in which proceeds to the Company, net of transaction costs, are greater than or equal to $10 million,

          . the end of the first twelve month period in which earnings before income taxes, depreciation and amortization are equal to or greater than $5 million dollars or

          . the refinancing of the Company's outstanding indebtedness to Fleet Bank;

     . and that the Investors waive their right to more than one designee on the Company's board of directors.

The estimated fair value of the warrant was $240,000 and has been allocated to "dividend to preferred shareholders" during the three month period ended September 29, 2001.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which has been superseded by Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

The Company adopted the provisions of Statement 141 and will adopt the provisions of statement 142 on January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $14.3 million unamortized identifiable intangible assets in the amount of $5.3 million and unamortized negative goodwill in the amount of $0, all of which will be subject to the transition provisions of Statements 141 and
142. Amortization expense related to goodwill was $1.1 million and $797,000 for the year ended December 30, 2000 and the nine months ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the full impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations" ("SFAS 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, and for the associated retirement costs. SFAS 143 which applied to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

SFAS 144, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments) is not material.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On July 27, 2001, the Company was served with a complaint filed by John Cress and Timothy Westra (together, the "Plaintiffs") in Muskegon County Circuit Court in Michigan on July 6, 2001 against the Company and Kent Acquisition Corporation (a subsidiary of the Company, "Kent"). The complaint alleges two counts. In the first count, the Plaintiffs allege that Kent and the Company failed to make payments under certain promissory notes (the "Kent Notes") issued to the Plaintiffs as part of consideration due pursuant to a Stock Purchase Agreement dated April 1, 1999 by and among Kent, Kent Optical Company and its related entities (the "Kent Stock Purchase Agreement") and that such nonpayment constitutes an event of default under the Kent Notes. Plaintiffs seek relief in the form of payment of amounts owed on the Kent Notes, including all applicable interest, costs and attorney fees. In the second count, the Plaintiffs allege that Kent and the Company failed to make payments of certain additional consideration due pursuant to the Kent Stock Purchase Agreement when the market price of certain shares of the Company's common stock held by the Plaintiffs did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. Plaintiffs seek relief in the form of payment of the additional consideration due pursuant to the Kent Stock Purchase Agreement, including all applicable interest, costs and attorney fees.

This matter is subject to mediation scheduled in late November 2001. The outcome of this matter is uncertain and the Company and its legal advisors are in discussions with the Plaintiffs and their legal advisors regarding the scheduled mediation.

Item 2.  Changes in Securities and Use of Proceeds

On May 23, 2001, the Company entered into a common stock purchase agreement by and among the Company, Eyeshop and certain investors associated with Eyeshop pursuant to which the Company agreed to sell, in two tranches, an aggregate of 5,000,000 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1,000,000, to persons associated with Eyeshop. The Company closed on the sale of the first tranche of 1,250,000 shares for $250,000 on May 23, 2001. The second tranche of 3,750,000 shares for $750,000 closed on July 20, 2001. In addition, on May 31, 2001, the Company entered into a second common stock purchase agreement by and among the Company and certain investors associated with Eyeshop to sell an aggregate of 6,569,500 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1,313,900. The Company closed on the sale of the 6,569,500 shares on July 20, 2001.

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

Additionally, pursuant to the Merger Agreement, former Eyeshop stockholders are entitled to receive additional shares of the Company's common stock if and when the options, warrants and other rights to receive the Company's common stock that were held by the Company's security holders as of May 23, 2001 are exercised. The Company issued a total of 7,306,662 shares of common stock to former Eyeshop stockholders in connection with the Merger.

No underwriters were involved in the transactions listed above. The shares were issued in connection with the merger with Eyeshop. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the above transactions did not involve any public offering by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held at 9:00 a.m. on July 13, 2001. Of the 12,201,671 shares, including 10,749,552 shares of common stock and 1,452,119 shares of preferred stock, issued and outstanding and eligible to vote as of the record date of June 11, 2001, a quorum of 11,807,840 shares or 96.8% of the eligible shares were present in person or represented by proxy.

The following actions were taken at such meeting:

     (a) The election of E. Dean Butler, Christian E. Callsen and Russell E. Taskey to the Company's Board of Directors to serve for a term ending in 2004 and until a successor is duly elected and qualified.


                   For                    Withheld
                   ---                    --------

     Butler     10,821,190                 927,610

     Callsen    10,821,190                 927,610

     Taskey     10,820,690                 928,110


     (b) The ratification of the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 29, 2001.


              For             Against         Abstain
              ---             -------         -------

          11,321,620          341,490          85,690

Upon a motion by a stockholder to adjourn the Annual Meeting, more than a majority of the votes cast approved the adjournment of the Annual Meeting until 12:00 p.m. on July 13, 2001. At the continuation of the Annual Meeting on July 13, 2001, more than a majority of the votes cast were voted to approve a motion by a stockholder to adjourn the Annual Meeting until July 20, 2001 to achieve the goal of obtaining votes with respect to the following additional proposals in as an open and democratic method as practicable: to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 50,000,000 shares and to increase the number of shares of common stock authorized under the Company's 1992 Employee, Director and Consultant Stock Option Plan from 1,850,000 to 6,500,000 shares.

The reconvened Annual Meeting was held on July 20, 2001. Of the 12,201,671 shares issued and outstanding and eligible to vote as of the record date of June 11, 2001, a quorum of 11,807,840 shares or 96.8% of the eligible shares were present in person or represented by proxy. At the reconvened Annual Meeting, the following actions were taken:

     (a) The approval of a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 50,000,000 shares.


              For             Against         Abstain
              ---             -------         -------

           6,215,717         1,254,005        141,452

     (b) The approval of a proposal to increase the number of shares of common stock authorized under the Company's 1992 Employee, Director and Consultant Stock Option Plan from 1,850,000 to 6,500,000 shares.

              For             Against         Abstain
              ---             -------         -------

           6,215,148         1,649,644        146,382


     (c) The approval of the proposal to amend the Company's 1992 Employee, Director and Consultant Stock Option Plan to increase from 400,000 to 2,250,000 shares the maximum number of shares for which stock options may be granted to any participant in any consecutive three year period.


              For             Against         Abstain

          10,492,781         1,165,929         90,090

Item 5.  Other Information

On August 30, 2001, the Company appointed Duane D. Kimble, Jr., of Cincinnati, Ohio, to the position of Chief Financial Officer. Prior to joining the Company, Mr. Kimble was Chief Financial Officer of the Baldwin Piano and Organ Company. Mr. Kimble replaces James W. Norton, who resigned from the Chief Financial Officer position that he held for three years.

As of September 29, 2001, the Company had not finalized its plans to relocate its headquarters from Holliston, Massachusetts to Cincinnati, Ohio. Since September 29, 2001, the Company has finalized its plan to relocate and is currently operating from its Cincinnati, Ohio headquarters while maintaining certain functions, not yet transitioned, from Holliston, Massachusetts.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit No.  Title
     -----------  -----

     3.1 Restated Certificate of Incorporation of the Company, as amended

     10.1 Lease Agreement, between Park Place, LLC and the Company, dated July 9, 2001


(b) The Company filed the following reports on Form 8-K during the quarter ended September 29, 2001:

       (1) Form 8-K filed on July 17, 2001, to report events under Items 5 and 7, relating to the Company's annual meeting.

       (2) Form 8-K filed on August 6, 2001, to report events under Items 1, 5 and 7, relating to the merger between eyeshop.com inc. and the Company, the common stock financings and the Company's annual meeting.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Sight Resource Corporation

Date:  November 19, 2001       By: /s/ CARENE S. KUNKLER
       -----------------       -------------------------

                               Carene S. Kunkler
                               President and Chief Executive Officer
                               (principal executive officer)

Date:  November 19, 2001       By: /s/ DUANE D. KIMBLE, JR.
       -----------------       ----------------------------

                               Duane D. Kimble, Jr.
                               Chief Financial Officer
                               (principal financial officer)

                                 Exhibit Index

     Exhibit No.  Title
     -----------  -----

     3.1 Restated Certificate of Incorporation of the Company as, amended

     10.1 Lease Agreement, between Park Place, LLC and the Company, dated July 9, 2001