Form 10-K
period 2001-12-29
SIGHT RESOURCE CORP
filed 2002-03-29
CIK 895651

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2001
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from    to

                         Commission file number: 0-21068

                           SIGHT RESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                 04-3181524
         (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

        6725 Miami Avenue, Cincinnati, OH                     45243
    (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (513) 527-9700

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                                (Title of Class)
                         Preferred Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 26, 2002, was approximately $4,547,000 based on the last sale price as reported by OTC.

As of March 26, 2002, the registrant had 30,667,709 shares of common stock outstanding, which does not include 30,600 shares held as treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2002.

                                     PART I

Item 1. Business

General

      Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services. As of December 29, 2001, the Company's operations consisted of 116 eye care centers, with one regional optical laboratory and distribution center, making it one of the fifteen largest providers in the United States' primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Vision Plaza, Vision World, Shawnee Optical and Kent Optical. The Company also provides or, where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide vision related professional services.

Current Operations

  Eye Care Centers

The Company's 116 eye care centers are located in major shopping malls, strip shopping centers, urban locations and free-standing buildings and generally are clustered within discrete market areas so as to maximize the benefit of advertising strategies and to minimize the cost of supervising operations. The Company operates its eye care centers through its wholly owned subsidiaries:
Cambridge Eye Associates, Inc. ("Cambridge Eye"); Douglas Vision World, Inc. ("Vision World"); E.B. Brown Opticals, Inc. ("E.B. Brown"); Vision Plaza Corp. ("Vision Plaza"); Eyeglass Emporium, Inc. ("Eyeglass Emporium"); Shawnee Optical, Inc. ("Shawnee"); and Kent Optical, Inc. ("Kent"). The Company's centers in Massachusetts, Rhode Island, Ohio and Louisiana are leading providers of prescription and non-prescription eye care products and services in those markets. In addition, the Company's eye care centers in Indiana, New Hampshire, Pennsylvania, Mississippi and Michigan are leading providers in their local markets.

      The eye care centers are substantially similar in appearance within each region and are operated under certain uniform standards and operating procedures. Each eye care center carries a selection of eyeglass frames, ranging in price from value models to designer collections. Lens and frame selections include a variety of materials and styles. The Company continually analyzes sales of its frames to keep its eye care centers stocked with a wide selection of the latest in eyewear fashion and a proper assortment of styles, colors and sizes. In addition to prescription eyewear, each eye care center also carries fashion sunglasses and eyewear accessories. E.B. Brown's eye care centers also offer hearing aids and audiology goods and services which are provided by audiologists who service many of E.B. Brown's centers on a rotating schedule.

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

  Centralized Optical Laboratory and Distribution Center

      To meet the volume needs of the eye care centers for certain prescription eyeglass lenses and the delivery needs of each center's customers, the Company operates an optical laboratory and distribution center located in Cleveland, Ohio. The facility is currently leased through March 2004 with a 10 year renewal option. The optical laboratory provides complete services to the Company's eye care centers, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution center provides and maintains an inventory of all accessories and supplies necessary to operate the primary eye care centers, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. The Company is not dependent on any one supplier. Management believes that the centralized optical laboratory and distribution center has the capacity to accommodate additional multi-site eye care centers.

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

      As of December 29, 2001, the Company provided managed primary eye care benefits to more than 50 organizations in the markets served by its chains, including private companies, unions and leading health maintenance organizations. The Company believes that its buying power, central laboratory, in-center optometrists, and broad outreach within its markets, enable it to deliver consistent, quality eyewear and primary eye care at competitive prices, thereby positioning the Company to achieve a leadership position in managed primary eye care in its markets.

Management Agreements

     Many states have laws which prohibit or restrict the practice of optometry by non-licensed persons or entities. See "Government Regulation." In states which allow the Company to employ optometrists and ophthalmologists, the Company plans on providing professional services directly. In other cases, the Company intends to enter into management agreements with optometrists, ophthalmologists and/or professional corporations which are expected to provide the professional eye care services. The Company's wholly owned subsidiaries, Cambridge Eye, Vision World, Vision Plaza and E.B. Brown each entered into a management agreement with Optometric Providers, Inc. ("Optometric Providers"), Optometric Care, Inc. ("Optometric Care"), Dr. John Musselman, a Professional Corporation ("Musselman"), and Ohio Optometric Providers, Inc. ("Ohio Optometric Providers") (collectively, the "PCs"), respectively. Accordingly, Cambridge Eye operates as the management service organization ("MSO") for Optometric Providers, Vision World operates as the MSO for Optometric Care, Vision Plaza operates as the MSO for Musselman and E.B. Brown operates as the MSO for Ohio Optometric Providers. Cambridge Eye, Vision World, Vision Plaza and E.B. Brown, as MSOs, have exclusive decision making authority for the ongoing major operations of the PCs, with the exception of the provision of professional eye care services.

      Pursuant to these management agreements, the Company, among other things,
(i) acts as the exclusive financial manager, business manager and administrator of all business and administrative functions and services associated with the provision of the professional services, (ii) orders and purchases all professional and office inventory and supplies and arranges for the availability of the same, (iii) maintains files and records, (iv) provides or arranges for the provision of technical and ancillary service and support personnel, (v) establishes, operates and maintains bookkeeping, payroll, accounting, billing and collection systems, (vi) renders advice concerning the marketing of services, (vii) develops and administers benefit plans for the professionals and
(viii) renders such other business and financial management, consultation and advice as may reasonably be needed from time to time by the practice in connection with its provision of professional services. As a result, the Company is involved in the daily on-site financial and administrative management of these optometric practices. The Company's goals in providing such services are to (i) improve the performance of these optometric practices in these non-professional practice activities, (ii) allow the optometrists employed by or associated with these practices to more fully dedicate their time and efforts toward their professional practice activities, and (iii) afford the Company expanded service capabilities, and, for itself and on behalf of the optometric practices, capitalize on opportunities for contracting with third party payors and their intermediaries, including managed care providers. The management fees payable to the Company by the affiliated practices under the management agreements vary based on the cost, nature and amount of services provided, and may be adjustable or subject to renegotiation from time to time. Management fees payable under existing and future contracts are subject to the requirements of applicable laws, rules and regulations and negotiations with individual professional practices.

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

Stock Restrictions and Pledge Agreements

      The outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of the respective MSO. Set forth below is a chart identifying each PC, the nominee shareholder for each PC and the total number of employees for each PC as of the end of fiscal 2001:

                  Name of PC                             Nominee Shareholder     No. of Employees
                  ----------                             -------------------     ----------------
Optometric Providers, Inc. ..........................   Alerino Iacobbo, O.D.      30 persons

Optometric Care, Inc. ...............................   Alerino Iacobbo, O.D.      10 persons

Dr. John Musselman, a Professional Corporation ......   John Musselman, O.D.       20 persons

Ohio Optometric Providers, Inc. .....................   John Cress, O.D.            9 persons

      Through each Pledge Agreement, the nominee shareholder has pledged all of the outstanding voting capital stock of his PC to the respective MSO. The Company requires that a nominee shareholder execute a Pledge Agreement in order to provide security for the prompt payment, performance and observance by the PC of all of its obligations, debts and covenants under its management agreement with the MSO. The Pledge Agreement also contains restrictions on the nominee shareholder's ability to transfer the stock of the PC, in order to provide that the shareholder will at all times be a person eligible to hold such stock pursuant to the provisions of applicable law, the PC's Articles of Organization and the PC's By-Laws. The Pledge Agreement may be terminated only upon the written agreement of the parties thereto or upon the termination of the management agreement and satisfaction in full of all of the PC's obligations thereunder. A nominee shareholder may not unilaterally terminate a Pledge Agreement.

      In order to provide for the orderly continuation of the PC's business and affairs, each Pledge Agreement also enumerates several events or circumstances that require or permit the MSO to effect a change of the nominee shareholder. Upon the occurrence of any of the following events (each of which is enumerated in the Company's form of Pledge Agreement), an MSO may require the nominee shareholder to sell and transfer the stock of the PC to another person eligible to serve as a new nominee shareholder: (i) the death or disability of the nominee shareholder; (ii) the nominee shareholder's disqualification to practice optometry in the relevant jurisdiction or any other event or circumstance the effect of which is to cause the nominee shareholder to cease being eligible to serve as the shareholder of the PC; (iii) the transfer, by operation of law or otherwise, of the nominee shareholder's shares of stock in the PC to a person who is not eligible to serve as the shareholder of the PC; (iv) the termination of the nominee shareholder's employment by the PC or by the Company (including its subsidiaries); (v) the occurrence of any other event or the existence of any other condition which, in the reasonable opinion of the MSO (in its capacity as exclusive business manager and administrator of the professional corporation), impairs or renders less-than-optimal the Company's business management and administration of all of the business and administrative functions and services of the PC; or (vi) the occurrence of any other event or the existence of any other condition which might require or otherwise result in the sale or transfer by the nominee shareholder (or his estate or personal representative) of the nominee shareholder's shares of stock in the PC. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC. The Company believes that such book value will always be a nominal cost because each PC operates and expects to continue to operate at an almost break-even level generating a nominal profit, if any at all, and each PC does not own or hold or plan to own or hold any significant assets of any nature.

      The Company believes that the events or circumstances identified in clauses items (iv) and (v) are entirely within the Company's control. For example, as there are no employment agreements between the Company and any nominee shareholder, each nominee shareholder is an "at-will" employee of the MSO, whose employment can be terminated at any time, with or without cause. Either of these events are entirely within the Company's control and, therefore, these provisions provide the Company with the ability at all times to cause a change in the nominee shareholder for an unlimited number of times, at nominal cost. These provisions meet the criteria described in footnote 1 to Emerging Issues Task Force 97-2, so that (i) the Company can at all times establish or effect a change in the nominee shareholder, (ii) the Company can cause a change in the nominee shareholder an unlimited number of times, that is, changing the nominee shareholder one or more times does not affect the Company's ability to change the nominee shareholder again and again, (iii) the Company has the sole discretion without cause to establish or change the nominee shareholder, (iv) the Company can name any qualified optometrist as a new nominee shareholder (that is, the Company's choice of an eligible nominee is not materially limited), (v) the Company and the nominally owned entity incur no more than a nominal cost to cause a change in the nominee shareholder and (vi) neither the Company nor the nominally owned entity is subject to any significant adverse impact upon a change in the nominee shareholder. The Company effected the change of the nominee shareholder for Optometric Providers in August of 1998, without an adverse impact on the Company or the PC. The Company does not believe that any future change in any nominee shareholder would have a significant adverse impact on it or any PC. To date, the Company's experience with the nominee shareholders has been satisfactory.

  Termination of Laser Vision Correction Services

     The Company had a refractive laser access agreement with Laser Vision Centers, Inc. ("LVCI") in order to provide refractive laser services to its patients. The agreement called for LVCI to provide Company patients with refractive laser services in conjunction with affiliated LVCI ophthalmologists in the Company's selected markets. In March 2002, after the Company determined that it would no longer provide refractive laser services, the Company and LVCI mutually terminated the agreement effective February 28, 2002. During fiscal 2001, revenue and operating profit under this agreement were $275,000 and $33,000, respectively.

Marketing and Merchandising

      The Company's marketing and merchandising strategy focuses on the following key concepts: (i) selling quality, brand name and private-label eyewear at competitive prices; (ii) offering a wide selection of eyewear products; (iii) offering convenient locations and hours, and in-house optometric examinations by licensed optometrists; (iv) using a variety of media, such as radio, newspaper, direct mail, television and yellow pages advertising, to differentiate it from competitors and to create general consumer awareness and traffic in its eye care centers; and (v) providing knowledgeable and personalized customer service.

    The Company makes use of various tools to market its products and services including those listed below:

      Advertising. The Company uses newspaper, television, radio, direct mail, telemarketing and other advertising to reach prospective as well as existing customers. Advertisements emphasize the Company's benefits to the eyewear public, such as value pricing, product promotions, convenience of location, customer service and knowledgeable salespersons. In-house optometric examinations by licensed optometrists are also emphasized in advertising, subject to regulatory requirements.

      In-center Marketing. The Company prepares and revises point-of-purchase displays which convey promotional messages to customers upon arriving at its centers. The Company also employs visual merchandising techniques, interactive displays, and take-home brochures to draw attention to products displayed in the eye care centers.

      Monthly Direct Mail. The Company delivers monthly direct mail to customers who are in its customer database. This database consists of individuals who have utilized the services of the Company and its affiliated professionals over the last several years. The mail includes educational, promotional and marketing information about the Company's products and services. The monthly direct mail program is an effort to reach customers in a more frequent and timely manner than the Company's previous practice of quarterly mailings.

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

Acquisition History and Strategy

     Effective January 1, 1995, the Company acquired the assets of Cambridge Eye, an optometric practice which, at December 29, 2001 operated 20 primary eye care centers, principally in Massachusetts. The assets and liabilities of Cambridge Eye were acquired from a Company by the same name (Cambridge Eye Associates, Inc.) owned by Elliot S. Weinstock, O.D. as the sole stockholder. Following the acquisition, Cambridge Eye entered into a management services contract with Optometric Providers, a professional corporation established to employ the optometrists previously employed by the acquired company.

     Effective July 1, 1995, the Company acquired the assets of Vision World, a company which, at December 29, 2001, operated seven primary eye care centers in Rhode Island. The assets and liabilities of Vision World were acquired from a company by the same name (Douglas Vision World, Inc.) owned by Kathleen Haronian, Lynn Haronian and Shirley Santoro. Following the acquisition, Vision World entered into a management services contract with Optometric Care, a professional corporation established to employ the optometrists previously affiliated with the acquired company.

     Effective July 1, 1996, the Company acquired the assets and liabilities of three companies, the E.B. Brown Optical Company, Brown Optical Laboratories, Inc. and E.B. Brown Opticians, Inc., all owned by Gordon and Evelyn Safran and consolidated the operations of the three acquired companies into E.B. Brown. At December 29, 2001, E. B. Brown operated 34 eye care centers in Ohio and western Pennsylvania. Independent optometrists are associated with most of E.B. Brown eye care centers; therefore, the Company does not record revenue from the provision of vision related medical services at these locations. Since 2000, E.B. Brown has a management services contract with Ohio Optometric Providers, a professional corporation established to employ optometrists. The Company records revenue from the provision of vision related medical services by optometrists employed by Ohio Optometric Providers.

     Effective July 1, 1997, the Company acquired all of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a Vision Plaza), which continued its operations through Vision Plaza. At December 29, 2001, Vision Plaza operated 14 primary eye care centers and one specialty eyewear centers in Louisiana and Mississippi. Following the acquisition, Vision Plaza entered into a management services contract with Musselman, a professional corporation established to employ the optometrists previously employed by the acquired company.

     Effective April 1, 1998, the Company acquired all of the outstanding shares of stock of Eye Glass Emporium, Inc., which continued its operations as Eyeglass Emporium. At December 29, 2001 Eyeglass Emporium operated eight primary eye care centers in northwest Indiana. Independent optometrists are associated with all Eyeglass Emporium eye care centers, therefore, the Company does not record revenue from the provision of vision related medical services at these locations.

      Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. which continued its operations as Shawnee. At December 29, 2001, Shawnee operated 10 primary eye care centers in western Pennsylvania and central Ohio. Independent optometrists are associated with all Shawnee eye care centers, therefore, the Company does not record revenue from the provision of vision related medical services at these locations.

     Effective April 1, 1999, the Company acquired all of the outstanding shares of Kent Optical, Inc. and its associated companies and consolidated the operations of these companies into Kent. At December 29, 2001, Kent operated 22 eye care centers in Michigan. Kent leases optometrists from a subcontractor and records revenue from the provision of vision related medical services by these optometrists.

      In July 2001, the Company merged with eyeshop.com, inc. ("Eyeshop"), an early-stage optical development company established by E. Dean Butler in late 1999. Eyeshop focused on developing an Internet-based method of selling and distributing eyewear to consumers utilizing advanced technology to provide accurate fit and function to the purchaser over the Internet. Concurrently with the merger, the Company entered into two Common Stock Purchase Agreements under which the former stockholders of Eyeshop purchased additional shares of the Company's Common Stock. It was anticipated that, following the merger, available cash resources of the combined companies would be devoted to continuation and improvement of the business of the Company, with a decision to be made at a future date as to when the Eyeshop web site development activities should be resumed. As of March 2002, no decision has been made to resume Eyeshop web site development activities.

      Currently, the Company is focused on executing the operational aspects of its business plan. As such the Company does not anticipate any near term acquisitions. However, the Company has a long-term acquisition strategy to acquire and integrate the assets of multi-site eye care centers and the practices of eye care professionals and to employ or enter into management services contracts with these professionals. This strategy includes both expanding existing regional markets and entering new regional markets. The Company will also target acquisitions in strategic markets that will serve as platforms from which the Company can consolidate a given service area by making and integrating additional "in-market" acquisitions.

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


Competition

      The optical industry is highly competitive and includes chains of retail optical stores, multi-site eye care centers, and a large number of individual opticians, optometrists, and ophthalmologists who provide professional services and/or dispense prescription eyewear. Optical retailers generally serve individual, local or regional markets, and, as a result, competition is fragmented and varies substantially among locations and geographic areas. The Company believes that the principal competitive factors affecting retailers of prescription eyewear are location and convenience, quality and consistency of product and service, price, product warranties, and a broad selection of merchandise. The Company belives that it competes favorably in each of these respects.

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

Proprietary Property

      The Company has no licenses, patents or registered copyrights. The Company does have various registered trademarks in the U.S., including "Sight Resource", "Cambridge Eye Doctors", "E.B. Brown Opticians", "Eyeglass Emporium", "Kidspecs", "Shawnee Optical", "Kent Optical", "SightCare" and "Vision Plaza", "eyeshop" and "eyeshop.com".

Employees

      As of December 29, 2001, the Company had 750 employees. The Company intends to hire additional personnel it believes will be required for advancement of the Company's activities.

      The success of the Company's future operations depends in large part on the Company's ability to recruit and retain qualified personnel over time. There can be no assurance, however, that the Company will be successful in retaining or recruiting personnel.

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

      The Company does not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risks Related to the Company's Business

      The Company had an accumulated deficit of $31.6 million as of December 29, 2001, and may never achieve or maintain profitability.

      The Company has experienced losses in each year of operation since inception in November 1992. For the fiscal year ended December 29, 2001, the Company incurred a net loss of $5.5 million bringing its accumulated deficit to $31.6 million at December 29, 2001. The Company may never achieve profitability and, if it achieves profitability, it may not be able to maintain profitability.

      The Company's primary loan facilities expire at December 31, 2002 and the Company may not be able to obtain financing or refinancing at terms acceptable to the Company.

     As of December 29, 2001, the Company owed Fleet Bank $2.5 million under a revolving loan and $5.7 million under a term loan. Interest rates on the loans during 2002 are at prime rate with a minimum of 8% and a maximum of 11% The principal payments during 2002 on the term loan are $100,000 per month. Given the Company's history, including substantial historical losses, the Company may not be able to obtain financing or refinancing at terms acceptable to the Company. The Company is making every effort to refinance these loans on terms that are acceptable to the Company. The failure to obtain additional financing would result in the declaration of a default with such loan facilities and could materially and adversely affect the Company's business and financial condition. Any additional equity financing, if available, may be dilutive to the Company's stockholders and any debt financing, if available, may involve restrictions on the Company's financing and operating activities.

      The Company has previously breached certain loan covenants for which waivers of such breaches have been granted, but the Company may not be able to obtain waivers of any future breaches of loan covenants that may occur, which could result in a default under existing or future loan agreements.

      The Company has previously defaulted on a credit line agreement due to non-compliance with negative covenants relating to minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. The Company has obtained waivers from the bank for all breaches of loan covenants to date, but future breaches may occur for which the Company may not be able to obtain waivers. Any breach that is not waived may result in the bank declaring the breach to be a default under the loan agreement, which would require immediate repayment of all outstanding principal and accrued interest at a time when the Company may not be able to repay the bank. Accordingly, the declaration of a default under the loan agreement could materially and adversely affect the Company's business and financial condition.

      The Company is dependent upon certain key management personnel and may not be able to attract and retain additional personnel.

     The Company's future success is dependent in part on the Company's ability to retain certain key personnel, particularly E. Dean Butler, the Company's Chairman and Carene S. Kunkler, the Company's President and Chief Executive Officer, and the Company's ability to recruit and retain qualified personnel over time. The Company may not be able to retain its existing personnel or attract additional qualified employees in the future.

      The primary eye care market is highly competitive. The Company's current and potential competitors include many larger companies with substantially greater financial, operating, marketing and support resources.

      The optical industry is highly competitive and includes chains of retail optical stores, multi-site eye care centers, and a large number of individual opticians, optometrists and ophthalmologists who provide professional services and/or dispense prescription eyewear. Because retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. The Company believes that the principal competitive factors affecting retailers of prescription eyewear are location and convenience, quality and consistency of product and service, price, product warranties, and a broad selection of merchandise. In the Company's current regional markets, the Company faces competition from national and regional retail optical chains which, in many cases, have greater financial resources than the Company.

     The Company may not be able to acquire new managed primary eye care contracts and existing contracts may not be expanded in any meaningful way.

     As an increasing percentage of optometric and ophthalmologic patients are coming under the control of managed care entities, the Company believes that its success will, in part, be dependent upon the Company's ability to negotiate, on behalf of existing and prospective affiliated practices, contracts with HMOs, employer groups and other private third party payors pursuant to which services will be provided on a risk-sharing or capitated basis by some or all affiliated practices. The proliferation of contracts that pass much of the risk of providing care from the payor to the provider in markets the Company serves may result in greater predictability of revenues, but greater unpredictability of expenses. The Company may not be able to negotiate, on behalf of the affiliated practices, satisfactory arrangements on a risk-sharing or capitated basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than anticipated, operating margins may be reduced or, in the worst case, the revenues derived from such contracts may be insufficient to cover the costs of the services provided. As a result, affiliated practices may incur additional costs, which would reduce or eliminate anticipated earnings under such contracts. Any such reduction or elimination of earnings would have a material adverse affect on the Company's business and results of operations.

     The Company may be exposed to significant risk from liability claims if the Company is unable to obtain insurance at acceptable costs or is otherwise unable to protect itself against potential product liability claims.

     The provision of professional eye care services entails an inherent risk of professional malpractice and other similar claims. The Company does not influence or control the practice of medicine or optometry by professionals or have responsibility for compliance with certain regulatory and other requirements directly applicable to individual professionals and professional groups. As a result of the relationship between the Company's affiliated practices and itself, the Company may become subject to some professional malpractice actions under various theories. Claims, suits or complaints relating to professional services provided by affiliated practices may be asserted against the Company in the future.

     The Company may not be able to retain adequate liability insurance at reasonable rates and the Company's insurance may not be adequate to cover claims asserted against it, in which event its business and results of operations may be materially adversely affected.

     The Company's operations and success are dependent upon its ability to enter into agreements with health care providers.

     Certain states prohibit the Company from practicing medicine, employing physicians to practice medicine on the Company's behalf or employing optometrists to render optometric services on the Company's behalf. Accordingly, the success of the Company's operations as a full-service eye care provider depends upon its ability to enter into agreements with health care providers, including institutions, independent physicians and optometrists, to render surgical and other professional services at facilities owned or managed by the Company. The Company may not be able to enter into agreements with other health care providers on satisfactory terms or such agreements may not be profitable to the Company.

      The Company is subject to extensive federal, state and local regulation, which could materially affect the Company's operations.

     The health care industry is highly regulated by federal, state and local law. The regulatory environment in which the Company operates may change significantly in the future. The Company expects to modify agreements and operations from time to time as the business and regulatory environment changes. Although the Company believes that its operations comply with applicable law, the Company may not be able to address changes in the regulatory environment successfully.

      The Company's common stock was delisted from the Nasdaq Stock Market, which makes it more difficult for stockholders to sell shares of the Company's common stock.

     On September 11, 2000, the Nasdaq National Market ("Nasdaq") terminated the Company's listing on Nasdaq and the Company's common stock began trading on the Over-the-Counter Bulletin Board (the "OTC"). Stockholders are likely to find it more difficult to trade the Company's common stock on the OTC than on Nasdaq. In order for the Company's common stock to resume trading on Nasdaq, the Company must satisfy all of Nasdaq's requirements for initial listing, apply for listing and be accepted for listing by Nasdaq. The Company does not currently satisfy Nasdaq's initial listing requirements and may never satisfy Nasdaq's listing requirements or, if the Company does satisfy such requirements in the future, the Company's securities may not be accepted for listing by Nasdaq. If the Company's securities are not accepted for listing on Nasdaq or another stock exchange, it will also likely be more difficult for the Company to raise equity capital.

      The application of the "penny stock rules" could adversely affect the market price of the Company's common stock.

     On March 26, 2002, the last sale price of the Company's common stock was $0.40 per share. Because the trading price of the Company's common stock is less than $5.00 per share and the Company's common stock no longer trades on Nasdaq, the Company's common stock comes within the definition of a "penny stock". The "penny stock rules" impose additional sales practice requirements on broker-dealers who sell the Company's securities to persons other than established customers and accredited investors (generally for individuals, those persons whose net worth is in excess of $1,000,000 or whose annual income exceeds $200,000 individually or $300,000 together with their spouse). For transactions covered by these rules, broker-dealers must satisfy certain additional administrative criteria in order to effectuate sales of the Company's common stock. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the Company's securities and may affect your ability to resell the Company's common stock.

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

Item 2. Description of Properties

      At December 29, 2001, the Company leased space for 116 of the Company's operating eye care centers (which range in size from approximately 600 to 6,200 square feet), one closed center, and the Company's office headquarters under operating leases, which expire as follows, exclusive of renewal options.

                                                   At December 29, 2001
               Year                              Number of leases expiring
               ----                              -------------------------

2002 ........................................                16
2003 ........................................                19
2004 ........................................                27
2005 ........................................                16
2006 ........................................                15
2007 and thereafter .........................                19

      In addition, the Company is currently in lease negotiations or is an at will tenant for six eye care centers.

      The Company's corporate headquarters occupies approximately 7,500 square feet of space leased in Cincinnati, Ohio pursuant to a lease which expires in 2004. The Company believes that its facilities are adequate for its present needs and that suitable space will be available to the Company upon commercially reasonable terms to accommodate future needs. The Company vacated its previous corporate headquarters located in Holliston, Massachusetts in early 2002 and will pay a lease termination fee of $135,000 during 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 29, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market for Company's Common Equity

      The Company's common stock traded on the Nasdaq National Market ("Nasdaq") under the symbol "VISN" from August 25, 1994 until September 10, 2000, at which time Nasdaq terminated the Company's listing on Nasdaq. On September 11, 2000, the Company's common stock began trading on the Over-the-Counter Bulletin Board ("OTC") under the symbol "VISN". The following table sets forth the high and low sales prices for the common stock as reported by Nasdaq for the period from December 26, 1999 until September 10, 2000, and the high and low bid prices for the common stock as reported on the OTC for the period from September 11, 2000 until December 29, 2001. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                   Common Stock
                                                                   ------------
                                                                  High      Low
                                                                  ----      ---
      2000:
First Quarter ...............................................    $2.75     $1.00
Second Quarter ..............................................     1.50      0.69
Third Quarter (on Nasdaq through September 10, 2000) ........     1.00      0.31
Third Quarter (on the OTC commencing September 11, 2000) ....     0.50      0.38
Fourth Quarter ..............................................     0.38      0.06

      2001:
First Quarter ...............................................    $0.48     $0.16
Second Quarter ..............................................     0.67      0.25
Third Quarter ...............................................     0.51      0.13
Fourth Quarter ..............................................     0.35      0.14

      The Company has not paid dividends to its common stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company's bank agreement prohibits payment of cash dividends. The Company currently intends to retain earnings, if any, to finance the growth of the Company. As of March 20, 2002, there were 210 holders of record of the Company's common stock and approximately 2,900 beneficial owners of the Company's common stock.

Item 6. Selected Financial Data

                                                              Year ended December
                                                              -------------------

                                             2001(1)      2000      1999(2)(3)   1998(4)  1997(5)(6)(7)
                                             -------      ----      ---------   -------   ------------

                                                   (In thousands, except per share amounts)
Statement of Operations Data:

Net revenue ............................   $ 58,949    $ 64,219    $ 67,034    $ 54,971    $ 44,576

Net loss ...............................     (5,487)     (5,004)     (2,854)       (985)     (2,004)

Net loss per common share ..............      (0.34)      (0.55)      (0.30)      (0.11)      (0.46)

Weighted average number of common
shares outstanding .....................     18,490       9,228       9,181       8,867       8,669

Balance Sheet Data:

Working capital (deficit) ..............   ($ 7,061)   ($ 6,276)   $  1,088    $  3,176    $  4,243

Total assets ...........................     33,944      35,139      40,754      32,145      34,507

Non-current liabilities ................        945         476       6,989         348         101

Stockholders' equity ...................     10,373      12,299      17,349      18,959      19,446

1. On May 23, 2001, the Company entered into a common stock purchase agreement by and among the Company, Eyeshop and certain investors associated with Eyeshop (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell, in two tranches, an aggregate of 5,000,000 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1.0 million to persons associated with Eyeshop. The Company closed on the sale of the first tranche of 1,250,000 shares for $250,000 on May 23, 2001 and on the second tranche of 3,750,000 shares for $750,000 on July 20, 2001. On July 20, 2001, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 23, 2001 by and among the Company, Eyeshop Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company ("EAC"), and Eyeshop, EAC merged with and into Eyeshop (the "Merger") and Eyeshop became a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, Eyeshop stockholders exchanged their Eyeshop stock for an aggregate of 7,306,662 shares of the Company's common stock. Pursuant to the Merger Agreement, former Eyeshop stockholders are also entitled to receive additional shares of the Company's common stock if and when the options, warrants and other rights to receive the Company's common stock that were held by the Company's security holders as of May 23, 2001 are exercised. On May 31, 2001, the Company entered into a common stock purchase agreement by and among the Company and certain investors associated with Eyeshop, to sell an aggregate of 6,569,500 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of approximately $1.31 million. The Company closed on the sale of the these shares on July 20, 2001.

2. Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical, Inc. and its associated companies. The purchase price paid in connection with this acquisition was $5,209,000 in cash, $1,000,000 in notes payable over three years and 160,000 shares of common stock. With respect to the shares issued, the Company agreed to issue additional consideration if the per share market price of the Company's common stock did not exceed a specified threshold during an agreed upon time frame. On February 7, 2002, the Company entered into a settlement agreement with John C. Cress, Timothy D. Westra and Kent Acquisition Corp. in which the Company agreed to issue 1,100,606 unregistered shares of the Company's common stock as additional consideration in connection with such contingent obligations incurred in the acquisition. Those shares were issued on February 27, 2002. At December 29, 2001, Kent operated 22 eye care centers in Michigan.

3. Effective January 1, 1999, the Company acquired all of the outstanding shares of stock of Shawnee Optical, Inc. The purchase price paid in connection with this acquisition was $1,750,000 in cash, $300,000 in notes payable over three years and 70,000 shares of common stock. With respect to the shares issued, the Company agreed to issue additional consideration if the per share market price of the Company's common stock did not exceed a specified threshold during an agreed upon time frame. On March 20, 2001, the Company entered into a Settlement Agreement and Mutual Release with the former Shawnee stockholders in which the Company agreed to issue 238,000 shares of its common stock as additional consideration in connection with such contingent obligations incurred in the acquisition. At December 29, 2001, Shawnee operated 10 eye care centers in Pennsylvania and Ohio.

4. Effective April 1, 1998, the Company acquired all of the outstanding shares of stock of Eye Glass Emporium, Inc. The purchase price paid in connection with this acquisition was $2,309,000 in cash, $350,000 in notes payable in twelve equal quarterly installments commencing June 30, 1998 and 87,940 shares of common stock. At December 29, 2001, Eyeglass Emporium operated eight eye care centers in Indiana.

5. Effective July 1, 1997, the Company acquired all of the outstanding shares of stock of Vision Holdings, Ltd. (formerly known as Dr. Greenberg, An Optometry Corporation d/b/a/ Vision Plaza). At December 29, 2001, Vision Plaza operated 14 primary eye care centers and one specialty eyewear center in Louisiana and Mississippi.

6. The net loss and net loss per share in 1997 includes a $1,953,000 dividend to the preferred stockholders.

7. Includes a $110,000 provision for store closings and $400,000 write off of software development costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

      The Company manufactures, distributes and sells eyewear and related products and services. As of December 29, 2001, the Company's operations consisted of 116 eye care centers, one optical laboratory and distribution center, making it one of the fifteen largest providers in the United States primary eye care industry based upon sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Vision Plaza, Vision World, Shawnee Optical and Kent Optical. The Company also provides, or where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services.

      The Company operates one optical laboratory and distribution center. The regional optical laboratory provides complete services to the Company's eye care centers, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution center provides and maintains an inventory of all accessories and supplies necessary to operate an eye care center, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. Management believes that the optical laboratory and distribution center has the capacity to accommodate additional multi-site eye care centers. In early 2001, the Company operated two regional optical laboratories and three distribution centers. During 2001, one laboratory and two distribution centers were closed and their operations were consolidated in the remaining laboratory and distribution center. The laboratory and distribution centers were closed in an effort for the Company to realize greater operating efficiencies from lower inventories and lower payroll and related costs.

      The Company's results of operations include the accounts of the Company, its wholly-owned subsidiaries and four professional corporations ("PCs") in which the Company's subsidiaries assume the financial risks and rewards of such entities. The Company has no direct equity ownership in the PCs since the outstanding voting capital stock of each of the PCs is 100% owned by a licensed optometrist (the "nominee shareholder") who has, in turn, executed a Stock Restrictions and Pledge Agreement (a "Pledge Agreement") in favor of a subsidiary of the Company. Each Pledge Agreement contains provisions that provide the Company with the ability at all times to cause a change in the nominee shareholder for an unlimited number of times, at nominal cost. For example, if (i) the employment of the nominee shareholder is terminated by the PC or by the Company (including its subsidiaries) or (ii) the Company determines that the nominee shareholder is impairing or rendering less-than-optimal the Company's business management and administration of the PC, then the Company has the right to require the existing nominee shareholder to sell all of the outstanding stock of the PC to another person eligible to serve as a new nominee shareholder. The purchase price for a sale of the PC's stock is equal to the aggregate book value of the PC, which will always be a nominal cost because each PC operates and expects to continue to operate at an almost break-even level generating a nominal profit, if any at all. See "Business--Current Operations-Stock Restrictions and Pledge Agreements."

Results of Operations 2001 as compared with 2000

     Net Revenue. The Company generated net revenue of approximately $58.9 million during the year ended December 29, 2001 from operation of its 116 eye care centers and its affiliated laser vision correction service as compared to net revenue of approximately $64.2 million from the operation of its 122 eye care centers and its affiliated laser vision correction service for the same period in 2000. The $5.3 million or 8.3% decrease in total net revenue for the year ended December 29, 2001 relates primarily to: (i) lower same store sales during the first half 2001 of $2.3 million due to lower average sales and fewer optometry patients; (ii) net revenue reduction of $1.9 million from the closing of six stores; and (iii) one less week of sales (due to a 53 week fiscal year in 2000) at an average sales volume per week of $1.2 million. The remaining difference is due to lower surgical services of $0.2 million due to increased competition and lower prices. This is offset by higher same store sales during the second half of 2001 of $0.3 million. The second half same store sales reflects the loss of a large managed care contract in the Northeast effective July 1, 2001 which adversely affected sales by approximately $0.2 million. This contract is not expected to be replaced in the near future, if at all.

      Cost of Revenue. Cost of revenue decreased to approximately $18.5 million for the year ended December 29, 2001 as compared to $20.9 million for the year ended December 30, 2000. Cost of revenue decreased as a percentage of net revenue to 31.4% for the year ended December 29, 2001 from 32.6% for the year ended December 30, 2000. The improvement as a percentage of net revenue primarily reflects the realization of purchase economies from eyewear purchases and the consolidation of the optical laboratory and distribution center operations.

      Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to approximately $44.2 million for the year ended December 29, 2001 as compared to $46.2 million for the year ended December 30, 2000. The $2.0 million decrease relates primarily to: (i) one less week during the 52-week fiscal year ended December 29, 2001 at an average weekly expense volume of $0.9 million; (ii) lower store operating expenses of $0.4 million due to six fewer stores; (iii) lower depreciation expense of $0.4 million due to certain assets being fully depreciated; and (iv) lower corporate expenses, mainly salaries and benefits due to fewer employees, of $0.6 million. These lower expenses were offset in part by higher advertising expenses, mainly in the second half of the year, of $0.6 million. The remainder of the decrease of $0.3 million relates to several smaller expense reductions.

      Non-recurring Severance and Consolidation Expense. During the second half of 2001, the Company closed two distribution centers and one laboratory and relocated its corporate headquarters from Holliston, Massachusetts to Cincinnati, Ohio. Non-recurring severance and consolidation expenses of $0.8 million were incurred to facilitate these activities. In total, severance incurred was $0.5 million, the buy-out of the Holliston office lease was $0.1 million and all other related expenses were $0.2 million.

      Other Income and Expense. Interest expense decreased, net, to approximately $0.8 million from $1.2 million for the years ended December 29, 2001 and December 30, 2000, respectively. The decrease is associated with lower average interest rates during 2001 compared to 2000 and higher debt fees during 2000. Net disposition of assets in the year 2001 resulted in a loss of $67,000 as compared to a loss of $105,000 in 2000. The non-cash write off of deferred financing costs in 2000 of approximately $60,000 as required by generally accepted accounting principles was related to the execution of a loan modification agreement with Fleet National Bank, dated March 31, 2000. The reserve for notes receivable of $714,000 in 2000 resulted from the Company providing a reserve for the amount of a note due from a former employee and former member of the Board of Directors.

      Dividends On Redeemable Convertible Preferred Stock. During 2001, the Company recorded dividends on the redeemable convertible preferred stock of $750,000 for dividends paid in the form of 1,221,999 shares of common stock and the issuance of 1,000,000 common stock warrants.

      Net Loss Attributable to Common Stockholders. The Company realized a net loss attributable to common stockholders of approximately $6.2 million ($0.34 per share) and $5.1 million ($0.55 per share) for the years ended December 29, 2001 and December 30, 2000, respectively. The lower loss per share is due to the increase in outstanding shares resulting from our merger with Eyeshop in July 2001 and its related stock purchase transactions.

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

      Net Loss Attributable to Common Stockholders. The Company realized a net loss attributable to common stockholders of approximately $5.1 million ($0.55 per share) and $2.7 million ($0.30 per share) for the years ended December 30, 2000 and December 25, 1999, respectively.

Liquidity and Capital Resources

      At December 29, 2001, the Company had approximately $1.4 million in cash and cash equivalents and a working capital deficit of approximately $7.0 million in comparison to approximately $0.5 million in cash and cash equivalents and working capital deficit of approximately $6.3 million as of December 30, 2000. The increase in working capital deficit is primarily due to the use of net working capital to fund the Company's losses, offset in part by $1.75 million of new equity raised in connection with our merger with Eyeshop (net of merger related expenses). The largest portion of the net working capital deficit at December 29, 2001 was debt of $8.2 million that matures on December 31, 2002. The Company will need to raise additional funds during 2002 to replace maturing bank debt and may seek to raise those funds through additional financings, including public or private equity offerings. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to limit its operations, which would have a material and adverse affect on the Company. In addition, in its report on the Company's consolidated financial statements, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern, due to the Company's recurring losses and its potential inability to pay its outstanding debt.

      On March 26, 2001, the Company entered into a Third Modification Agreement (as defined below) with Fleet Bank that, among other things, extended the maturity date of the loans to December 31, 2002. The Third Modification Agreement required that the Company obtain equity financing in the amount of $1.0 million by May 2001. On May 14, 2001, the Company entered into the Amended and Restated Third Modification Agreement which extended the date for an equity infusion from May 2001 to July 2001. In July 2001, the Company obtained equity proceeds of $1.75 million.

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

      Effective April 1, 1999, the Company acquired all of the outstanding shares of capital stock of Kent Optical Company and its associated companies. The purchase price paid in connection with this acquisition was $5.209 million in cash, $1.0 million in notes payable over three years and 160,000 shares of common stock. In addition, the Company offered to issue additional consideration to the Kent stockholders if the market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. The market price of the Company's common stock did not equal or exceed $5.00 per share from April 23, 2000 to April 25, 2001. The amount of additional consideration due to the Kent stockholders for each share of common stock issued in the acquisition and held by them on April 23, 2001 is equal to the difference between $5.00 and the greater of (a) the market price of the common stock on April 23, 2001 or (b) $2.73. At the Company's option, the additional consideration may be paid to the Kent stockholders in cash or in additional shares of the Company's common stock valued at its market price on the date that the additional consideration becomes payable to the Kent stockholders. At the time of acquisition, the Company included the value of this additional consideration in its determination of the purchase price. On February 7, 2002 the Company entered into a settlement agreement with the former Kent stockholders and agreed to pay such additional consideration by issuing 1,100,636 shares of its common stock. The shares were issued on February 27, 2002. Also, as part of this settlement, the Company renegotiated the terms of the remaining amounts owed under the notes payable.

      In connection with the exercise of stock options to purchase 138,332 shares (the "Option Shares") of the Company's common stock during fiscal 1997, Stephen M. Blinn, a former executive officer and former Director of the Company, executed a promissory note (the "Note") in favor of the Company for the aggregate exercise price of $594,111. The Note is due on the earlier of September 2, 2007 or the date upon which Mr. Blinn receives the proceeds of the sale of not less than 20,000 of the Option Shares (the "Maturity Date"). Interest accrues at the rate of 6.55%, compounding annually, and is payable on the earlier of the Maturity Date of the Note or upon certain Events of Default as defined in the Note. The principal balance of the Note, together with accrued and unpaid interest, was approximately $714,000 as of December 29, 2001. In fiscal 2000, Mr. Blinn informed the Company that he understood that the terms of the Note permitted Mr. Blinn to satisfy in full his obligations under the Note by either (a) returning the Option Shares to the Company or (b) turning over to the Company any cash proceeds received by Mr. Blinn upon a sale of the Option Shares. The Company has informed Mr. Blinn that the Note is a full recourse promissory note, and that Mr. Blinn remains personally liable for all unpaid principal and interest under the Note. Due to Mr. Blinn's position regarding the Note and his failure to provide the Company or the Company's accountants with a copy of his personal financial statements or any other evidence of his ability to pay the amounts due under the Note, the Company has established a $714,000 reserve in accordance with generally accepted accounting principles for notes receivable and, subsequent to the establishment of the reserve, the Company no longer recognizes interest income related to the Note. Despite the reserve, the Company intends to take all measures necessary to collect the amounts due from Mr. Blinn.

      As of December 29, 2001, the Company had warrants outstanding which provide it with potential sources of financing as outlined below. However, because the current market value of the Company's common stock is significantly less than or approximately equal to the exercise prices for such warrants, it is unlikely that any subsequent proceeds may be realized by the Company.

                                                                                             Exercise
                                                                              Potential         Price
                    Securities                                    Number       Proceeds     Per Share
                    ----------                                    ------      ---------     ---------
Carlyle Warrants .........................................     1,000,000     $  200,000        $ 0.20
Class II Warrants ........................................       657,749      2,032,444          3.09
Bank Austria AG, f/k/a Creditanstalt, Warrants ...........       150,000        693,750          4.63
Fleet Warrants ...........................................        50,000         25,500          0.51
Fleet Warrants ...........................................        50,000          7,810          0.16
                                                              ----------     ----------
                                                               1,907,749     $2,959,504
                                                              ==========     ==========

      The Company also has outstanding 62,884 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's warrants and options outstanding as of October 9, 1997 on the same terms and conditions of such warrant and option holders. The purchaser is obligated to exercise these warrants at the same time such options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these Class I Warrants cannot be estimated at this time. However, for the same reasons stated above, it is unlikely that any proceeds would be realized by the Company.

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

      At December 25, 1999, the Company was not in compliance with the following financial covenants of the 1999 Agreement: minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. However, on March 31, 2000, the Company and Fleet entered into a modification agreement (the "Original Modification Agreement") that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the Original Modification Agreement limited the revolving line note to $2.5 million and the term loan to $6.75 million and established the maturity date for each of these credit lines as March 31, 2001. Also, the Original Modification Agreement established the following interest rates for both the revolving line note and term loan: (i) from March 31, 2000 through August 31, 2000 - prime rate plus 1.0%; (ii) from September 1, 2000 through October 31, 2000 - prime rate plus 2.0%; and (iii) from November 1, 2000 through March 31, 2001 - prime rate plus 3.0%. The scheduled monthly principal payments for the term loan have been adjusted to $83,333.33 from April, 2000 through July, 2000, $100,000.00 from August, 2000 through December, 2000 and $125,000.00 from January, 2001 through March, 2001. As part of the Original Modification Agreement, the Company issued to Fleet warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.51 per share, which was equal to the average closing price of the common stock for the last five trading days for the month of August of 2000, and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.156 per share, which was equal to the average closing price of the Company's common stock for the last five trading days for the month of December of 2000. In August 2000, as a result of a bank merger, Sovereign Bank of New England ("Sovereign") became the successor party to Fleet in the 1999 Agreement and the Original Modification Agreement.

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

      On March 26, 2001, the Company and Sovereign entered into the Third Modification Agreement (the "Third Modification Agreement") that amended the terms of the Original Modification Agreement and the Second Modification Agreement in order to, among other things, waive the Company's default, adjust or delete certain covenants to which the Company was subject, change the repayment terms and extend the maturity date of the loans to December 31, 2002. In addition, the Third Modification Agreement required that the Company close an equity financing of at least $1.0 million with third party investors on or before May 31, 2001. The Third Modification Agreement established the following annual interest rates for both the revolving line and term loans: (i) from February 1, 2001 through September 30, 2001 - six (6%) percent, (ii) from October 1, 2001 through December 31, 2001 - seven (7%) percent, (iii) from January 1, 2002 through December 31, 2002 - prime rate subject to a minimum rate of eight (8%) percent and a maximum rate of eleven (11%) percent. The scheduled monthly principal payments did not begin until July 1, 2001 and were set as $30,000 from July 1, 2001 through December 31, 2001, and $100,000 from January 1, 2002 through December 31, 2002. On May 14, 2001, the Company entered into the Amended and Restated Third Modification Agreement which restated the terms described above and extended the date for which the Company was required to close an equity financing to July 2001. In August 2001, Sovereign sold the loan back to Fleet.

      As of December 29, 2001, the Company's outstanding indebtedness under the 1999 Agreement was $2.5 million under the revolver portion and $5.67 million under the term portion.

      The Company has obtained waivers from the bank for all breaches of loan covenants to date, but the Company may not receive waivers for any future breaches that may occur. Any breach that is not waived may result in the bank declaring the breach to be a default under the 1999 Agreement, which would require immediate repayment of all outstanding principal and accrued interest at a time when the Company may not be able to repay the bank.

      On May 23, 2001, the Company entered into a common stock purchase agreement by and among the Company, Eyeshop and certain investors associated with Eyeshop (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell, in two tranches, an aggregate of 5,000,000 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of $1.0 million to persons associated with Eyeshop. The Company closed on the sale of the first tranche of 1,250,000 shares for $250,000 on May 23, 2001 and on the second tranche of 3,750,000 shares for $750,000 on July 20, 2001.

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

      Pursuant to the Merger Agreement, former Eyeshop stockholders are also entitled to receive additional shares of the Company's common stock if and when the options, warrants and other rights to receive the Company's common stock that were held by the Company's security holders as of May 23, 2001 are exercised. The Company issued a total of 7,306,662 shares of Common Stock to former Eyeshop stockholders in connection with the Merger. Concurrently with the Eyeshop merger, the Company assumed outstanding options under the Eyeshop stock option plan to purchase up to an aggregate of 1,757,096 shares of the Company's common stock.

      On May 31, 2001, the Company entered into a common stock purchase agreement by and among the Company and certain investors associated with Eyeshop, to sell an aggregate of 6,569,500 shares of its common stock at a price of $0.20 per share for an aggregate purchase price of approximately $1.31 million. The Company closed on the sale of the these shares on July 20, 2001.

      Contemporaneously with the closing of the Merger, the Company and Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C. (collectively, the "Investors") entered into an agreement which provides for, among other things, the following terms: i) that upon conversion of the Series B redeemable convertible preferred stock, par value $0.01 per share (the "Preferred Stock"), the Investors will be entitled to receive 3,176,511 shares of the Company's common stock in satisfaction of the Investors' rights to receive anti-dilution protection in connection with the financings and the Merger; ii) that the Investors waived their rights to anti-dilution protection with respect to future obligations of the Company to issue securities; iii) that the Investors waived their rights to receive additional shares of common stock pursuant to the Class I Warrants with respect to future issuances of warrants and options by the Company, all in exchange for a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share; iv) that the Company satisfy its obligations to pay dividends on the Preferred Stock for the calendar year 2001 by issuing an aggregate of 1,221,999 shares of common stock in installments of 364,723 shares, 318,947 shares and 283,380 shares, all of which were issued on August 30, 2001, and 254,949 shares, which were issued effective as of November 1, 2001; v) that dividends accruing on the Preferred Stock after November 1, 2001 will accrue as cash dividends and be paid promptly in cash upon the earliest to occur of the merger, consolidation, reorganization, recapitalization, dissolution or liquidation of the Company where the stockholders of the Company immediately following the consummation of the merger no longer own more than 50% of the voting securities of the Company, the sale, lease, exchange or other transfer of all or substantially all of the assets of the Company, the consummation of an equity financing by the Company in which proceeds to the Company, net of transaction costs, are greater than or equal to $10 million, the end of the first twelve month period in which earnings before income taxes, depreciation and amortization are equal to or greater than $5.0 million dollars or the refinancing of the Company's outstanding indebtedness to Fleet Bank; vi) and that the Investors waive their right to more than one designee on the Company's board of directors.

Contractual Obligations

      The following table of debt, operating lease obligations and capital lease obligations at December 29, 2001, summarizes the effects these obligations are expected to have on our cash flow in future periods as set forth below (in thousands):

                           2002     2003     2004     2005     2006   Thereafter
                         -------   ------   ------   ------   ------  ----------

Debt                     $ 8,479   $  355   $  374   $   23   $   23    $  153

Operating Leases           5,694    4,696    3,593    2,831    2,144     2,400

Capital Leases                11       11        8       --       --        --
                         -------   ------   ------   ------   ------    ------

Total                    $14,184   $5,062   $3,975   $2,854   $2,167    $2,553
                         =======   ======   ======   ======   ======    ======

      The Company will need to raise additional funds during 2002 to replace the maturing bank debt and may seek to raise those funds through additional financings, including public or private equity offerings.

Management's Discussion of Critical Accounting Policies

      In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants identify and describe their most "critical accounting policies" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following of its accounting policies fit this definition:

      Revenue Recognition and Allowance for Bad Debts

      The Company recognizes revenue from the sale of eyewear at the time an order is complete and revenue from eyecare services when the service is performed. The Company has fee for service arrangements with most of its third party payers. The Company recognizes revenue with third party payers net of contractual allowances. There is very little management judgment used to determine revenue.

      Because of various circumstances, such as changes in third party plan contractual allowances, changes in patient co-pays, and goods or services denied by third party payers, the Company reviews the agings of receivables from third party payers and patients on at least a monthly basis. Sometimes claims have incomplete or inaccurate information, and the Company re-submits those claims to the third party payer. If amounts are denied by the third party payer and the Company has recourse to the patient, the Company pursues payment from the patient. Based on the Company's history of collectibility of older third party payer and patient receivables, the Company provides a substantial reserve for uncollectibility. At December 29, 2001 and December 30, 2000 the Company had reserved for 42% and 42%, respectively, of the gross amount of the outstanding third party payer and patient receivables. If actual collectibility of these receivables is significantly different from management's estimate, it could have a material (favorable or unfavorable) result on the operating results and liquidity of the Company.

      Impairment of Long Lived Assets

      The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the book value of those items. The Company's cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. In performing this analysis, the Company considers such factors as current results, trends and future prospects, in addition to other economic factors. Based on those analyses during the years 1999 through 2001, the Company did not record any charges for the impairment of long-lived assets. At December 29, 2001, the Company had long-lived assets, including goodwill and other intangibles, of $20.0 million, property and equipment of $2.7 million, and web site development costs of $2.3 million.

      Conditions that could cause future impairment are deterioration of on-going or forecasted operating results resulting from increased competition, a recession in the United States or lack of liquidity causing the Company to limit its operations. If one or more of these conditions occur, future analysis may indicate that certain long-lived assets are impaired, at which time the Company would recognize an impairment charge. That impairment charge may be material and have a significant impact on the Company's results of operations.

      Further, the Company's web site development was acquired in the Eyeshop merger. It was anticipated that, following the merger, available cash resources of the combined companies would be devoted to continuation and improvement of the business of the Company, with a decision to be made at a future date as to when the Eyeshop web site development activities should be resumed. As of March 2002, no decision has been made to the timing of resuming Eyeshop web site development activities. If the Company were to make a future decision to not resume development of this web site, then it is possible that the Company may have to recognize an impairment charge of up to the entire amount of $2.3 million and that charge may have a significant impact on the Company's results of operations.

      Income Taxes

      The Company has a history of unprofitable operations and these losses have generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $28.0 million as of December 29, 2001. Generally accepted accounting principles require that the Company records a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to the Company's history of unprofitable operations, the Company has not recognized any of this net deferred tax asset. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income.

      It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the Company's combined federal and state effective rates, which would approximate 40% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary significantly from period to period, although the Company's cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Recent Accounting Pronouncements

      In July, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

      The Company was required to adopt the provisions of Statement 141 on July 1, 2001, and Statement 142 effective December 30, 2001. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company's merger with Eyeshop on July 20, 2001, was not subject to the provisions of Statement 141.

      Statement 141 will require upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption, which was December 30, 2001 for the Company. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with

Statement 141, to its carrying amount, both of which would be measured as of the date of adoption, which is December 30, 2001 for the Company. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

      And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

      As of the date of adoption of Statement 142, the Company expects to have unamortized goodwill in the amount of $14.3 million, unamortized identifiable intangible assets in the amount of $5.3 million and no unamortized negative goodwill, all of which will be subject to the transition provisions of Statement
142. Amortization expense related to goodwill was $1.1 million for each of the years ended December 29, 2001 and December 30, 2000. Because of the extensive effort needed to comply with adopting Statement 144, it is not practicable to reasonably estimate the impact of adopting the Statement on the Company's financial statements on the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In August, 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Statement 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company was required to adopt Statement 144 on December 30, 2001. The Company believes that the impact of adopting Statement 144 will not have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments) is not material.

      Approximately $8.0 million of the Company's debt is subject to a floating interest rate and every 1% increase in the relevant interest rate would adversely affect the Company by $80,000.

Item 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sight Resource Corporation:

      We have audited the accompanying consolidated balance sheets of Sight Resource Corporation and its subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sight Resource Corporation and its subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses and its ability to pay its outstanding debt raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /S/ KPMG LLP

Boston, Massachusetts
March 21, 2002

                                SIGHT RESOURCE CORPORATION
                               CONSOLIDATED BALANCE SHEETS

                                                                                       Dec. 29,   Dec. 30,
                                                                                         2001       2000
                                                                                         ----       ----
                                                                                       (in thousands except
                                                                                        for share amounts)
                                       ASSETS
Current assets:
     Cash and cash equivalents ....................................................   $  1,356    $    532
     Accounts receivable, net of allowance of $1,915 and $1,897 respectively ......      2,613       2,587
     Inventories ..................................................................      4,666       5,977
     Prepaid expenses and other current assets ....................................        395         457
                                                                                      --------    --------
          Total current assets ....................................................      9,030       9,553
                                                                                      --------    --------
Property and equipment, net (note 4) ..............................................      2,729       3,984
                                                                                      --------    --------
Other assets:
     Intangible assets (note 5) ...................................................     19,770      21,444
     Web site development (note 2) ................................................      2,288          --
     Other assets .................................................................        127         158
                                                                                      --------    --------
          Total other assets ......................................................     22,185      21,602
                                                                                      --------    --------
                                                                                      $ 33,944    $ 35,139
                                                                                      --------    --------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolver notes payable (note 6) ..............................................   $  2,500    $  2,500
     Current portion of long term debt (note 6) ...................................      5,979       6,540
     Current portion of capital leases (note 7) ...................................         10          10
     Accounts payable .............................................................      5,789       4,721
     Accrued expenses (note 8) ....................................................      1,813       2,007
     Dividends ....................................................................         --          51
                                                                                      --------    --------
          Total current liabilities ...............................................     16,091      15,829
                                                                                      --------    --------
Non-current liabilities:
     Long term debt, less current maturities (note 6) .............................        928         451
     Capital leases (note 7) ......................................................         17          25
                                                                                      --------    --------
          Total non-current liabilities ...........................................        945         476
                                                                                      --------    --------
Series B redeemable convertible preferred stock 1,452,119 shares issued (note 9) ..      6,535       6,535
                                                                                      --------    --------
Stockholders' equity  (note 10):
Preferred Stock, $.01 par value. Authorized 5,000,000 shares;
     no shares of Series A issued and outstanding .................................         --          --
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 29,597,703
      and 9,261,552 shares in 2001 and 2000, respectively .........................        296          93
Additional paid-in capital ........................................................     41,810      38,452
Treasury stock at cost (30,600 shares in 2000 and 1999) ...........................       (137)       (137)
Accumulated deficit ...............................................................    (31,596)    (26,109)
                                                                                      --------    --------
          Total stockholders' equity ..............................................     10,373      12,299
                                                                                      --------    --------
                                                                                      $ 33,944    $ 35,139
                                                                                      ========    ========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended December
                                                                        --------------------
                                                                    2001        2000        1999
                                                                    ----        ----        ----
                                                                   (in thousands except for per
                                                                           share amounts)
Net revenue ...................................................   $ 58,949    $ 64,219    $ 67,034
Cost of revenue ...............................................     18,526      20,929      22,823
                                                                  --------    --------    --------
          Gross margin ........................................     40,423      43,290      44,211
Selling, general and administrative expense ...................     44,230      46,155      46,122
Non-recurring severance and consolidation expenses (note 11) ..        773          --          --
                                                                  --------    --------    --------
          Loss from operations ................................     (4,580)     (2,865)     (1,911)
                                                                  --------    --------    --------
Other income (expense):
     Interest expense, net ....................................       (754)     (1,180)       (559)
     Gain (loss) on disposal of assets ........................        (67)       (105)         16
     Write-off of deferred financing cost .....................         --         (60)       (323)
     Reserve for note receivable ..............................         --        (714)         --
                                                                  --------    --------    --------
          Total other (expense) ...............................       (821)     (2,059)       (866)
                                                                  --------    --------    --------
          Loss before income tax expense ......................     (5,401)     (4,924)     (2,777)
Income tax expense (note 13) ..................................         86          80          77
                                                                  --------    --------    --------
          Net loss ............................................   $ (5,487)   $ (5,004)   $ (2,854)
                                                                  ========    ========    ========
(Dividends on) adjustment to cost of redeemable convertible
preferred stock (note 9) ......................................       (750)        (51)        142
                                                                  --------    --------    --------
Net loss attributable to common shareholders ..................   $ (6,237)   $ (5,055)   $ (2,712)
                                                                  ========    ========    ========
Basic and diluted loss per common share (note 2) ..............   $  (0.34)   $  (0.55)   $  (0.30)
                                                                  ========    ========    ========
Weighted average number of common shares outstanding ..........     18,490       9,228       9,181
                                                                  ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Years Ended December 29, 2001, December 30, 2000 and December 25, 1999
                                     ----------------------------------------------------------------------

                                  Common Stock
                                  ------------
                                                 Additional              Common                         Total
                                           Par    Paid-in     Accum.     Stock    Treasury  Unearned  Stockholder's
                                 Shares   Value   Capital     Deficit   Issuable   Stock      Comp.     Equity
                                 ------   -----   -------     -------   --------   -----      -----     ------
                                                                (in thousands)
Balance, December 31, 1998 ...    8,936   $ 90   $ 36,847    $(18,251)   $ 432     $(137)     $(22)    $ 18,959
Exercise of stock options
  (notes 10 & 14) ............        5     --          2          --       --        --        --            2
Issuance of Common Stock
  for acquisitions ...........      316      3      1,509          --     (432)       --        --        1,080
Adjustment to cost of
Preferred stock issuance .....       --     --        142          --       --        --        --          142
Amortization of unearned
  compensation ...............       --     --         --          --       --        --        20           20
Net loss .....................       --     --         --      (2,854)      --        --        --       (2,854)
                                 ------   ----   --------    --------    -----     -----      ----     --------
Balance, December 25, 1999 ...    9,257     93     38,500     (21,105)       0      (137)       (2)      17,349
Exercise of stock options
  (notes 10 & 14) ............        5     --          3          --       --        --        --            3
Dividends ....................       --     --        (51)         --       --        --        --          (51)
Amortization of unearned
  compensation ...............       --     --         --          --       --        --         2            2
Net loss .....................       --     --         --      (5,004)      --        --        --       (5,004)
                                 ------   ----   --------    --------    -----     -----      ----     --------
Balance, December 30, 2000 ...    9,262     93     38,452     (26,109)       0      (137)       (0)      12,299
Issuance of Common Stock
  for acquisitions (Shawnee
  make good) .................      238      2         (2)         --       --        --        --           --
Issuance of common shares
  for merger with Eyeshop ....    7,306     73      1,981          --       --        --        --        2,054
Issuance of common shares
  for cash ...................   11,570    116      1,637          --       --        --        --        1,753
Dividends in stock and
  warrants to preferred
  stockholder ................    1,222     12       (258)         --       --        --        --         (246)
Net Loss .....................       --     --         --      (5,487)      --        --        --       (5,487)
                                 ------   ----   --------    --------    -----     -----      ----     --------
Balance, December 29, 2001 ...   29,598   $296   $ 41,810    $(31,596)   $   0     $(137)     $  0     $ 10,373
                                 ======   ====   ========    ========    =====     =====      ====     ========

           See accompanying notes to consolidated financial statements

                           SIGHT RESOURCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   2001       2000       1999
                                                                                 -------    -------    -------
Operating activities:
Net loss .....................................................................   $(5,487)   $(5,004)   $(2,854)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...........................................     3,401      3,844      3,828
     Amortization and write off of deferred financing costs ..................       111        297        353
     Amortization of unearned compensation ...................................        --          2         20
     (Gain)/loss on disposal of assets .......................................        71        105        (16)
     Reserve for note receivable .............................................        --        714         --
Changes in operating assets and liabilities:
     Accounts receivable .....................................................       (26)       996        448
     Inventories .............................................................     1,311        898     (1,012)
     Prepaid expenses and other current assets ...............................       (62)      (113)        65
     Accounts payable and accrued expenses ...................................       594       (551)    (1,204)
                                                                                 -------    -------    -------
          Net cash provided by (used in) operating activities ................       (87)     1,188       (372)
                                                                                 -------    -------    -------
Investing activities:
     Purchases of property and equipment .....................................      (480)      (681)    (1,513)
     Payments for acquisitions, net of cash acquired .........................        --         --     (6,419)
     Proceeds from sale of assets ............................................         2        169        115
     Other assets ............................................................       (80)      (248)       362
                                                                                 -------    -------    -------
          Net cash used in investing activities ..............................      (558)      (760)    (7,455)
                                                                                 -------    -------    -------
Financing activities:
     Principal payments on debt ..............................................      (260)    (1,568)    (2,961)
     Proceeds from issuance of stock .........................................     1,753         --         --
     Merger related expenses .................................................      (100)        --         --
     Proceeds from exercise of warrants and stock options ....................        --          3          2
     Proceeds from bank loans ................................................        76      1,525      9,234
     Payment of other liabilities ............................................        --        (22)      (142)
                                                                                 -------    -------    -------
          Net cash provided by (used in) financing activities ................     1,469        (62)     6,133
                                                                                 -------    -------    -------
Net increase (decrease) in cash and cash equivalents .........................       824        366     (1,694)
Cash and cash equivalents, beginning of period ...............................       532        166      1,860
                                                                                 -------    -------    -------
Cash and cash equivalents, end of period .....................................   $ 1,356    $   532    $   166
                                                                                 =======    =======    =======

            See note 14 for supplementary cash flow information. See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           December 29, 2001, December 30, 2000 and December 25, 1999

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

      Effective April 1, 1999, the Company acquired all of the outstanding shares of stock of Kent Optical, Inc. and its associated companies (collectively "Kent"). The purchase price paid in connection with this acquisition was $5,209,000 in cash, $1,000,000 in notes payable over three years and 160,000 shares of common stock. The Company anticipated that the aggregate additional consideration estimated to be payable to the Kent sellers on April 23, 2001 would be $363,200. At the Company's option, the additional consideration could be paid to the Kent stockholders in cash or in additional shares of the Company's common stock valued at the its market price on the date that the additional consideration became payable to the Kent stockholders. At the time of acquisition, the Company included the value of this additional consideration in its determination of the purchase price. Kent operated 28 eye care centers in Michigan. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded purchase accounting adjustments to increase liabilities and establish reserves for the closing of facilities and related restructuring costs, including lease commitments and severance costs. Total preliminary acquisition reserves at December 25, 1999 were

                           SIGHT RESOURCE CORPORATION

$91,500. During 2000, the Company charged $46,000 against the reserve for costs to terminate store personnel. During 2001, the Company charged $45,500 against the reserve for costs to terminate laboratory personnel. At December 29, 2001, the purchase reserve balance is zero.

      With respect to the shares of common stock issued in the acquisition of Kent, the Company agreed to issue additional consideration to the sellers if the market price of the Company's common stock does not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001. From April 23, 2000 to date, the market price of the Company's common stock has not equaled or exceeded $5.00 per share. At the time of these acquisitions, the Company included the value of this additional consideration in its determination of the purchase price. On February 7, 2002 the Company entered into a settlement agreement with the former Kent stockholders and agreed to pay such additional consideration of $363,200 by issuing 1,100,606 shares of the Company's stock. The shares were issued on February 27, 2002.

      As a result of the acquisitions, the Company has also recorded adjustments to increase liabilities and establish reserves for the closing of stores and related restructuring costs, including lease commitments and severance costs.

      The following unaudited pro forma financial information gives effect to the acquisitions of Kent was effective January 1, 1999.

      These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                                 1999
                                                                 ----
                                                        (in thousands except for
                                                             per share data)

Revenue ..................................................     $ 69,589
                                                               ========
Net loss .................................................     $ (3,227)
                                                               ========
Basic and Diluted loss per share .........................     $  (0.37)
                                                               ========
Weighted average number of common shares outstanding .....        9,341
                                                               ========

      The above unaudited pro forma financial information reflects certain adjustments, including amortization of goodwill, and an increase in the weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of 1999 and is not necessarily indicative of results that may be obtained in the future.

                           SIGHT RESOURCE CORPORATION

      In July 2001, the Company merged with eyeshop.com inc. ("Eyeshop"), an early-stage optical development company established by E. Dean Butler in late 1999. Concurrent with the merger, there were two Common Stock Purchase Agreements whereby the former shareholders of Eyeshop purchased additional shares of the Company. It was anticipated that, following the merger, available cash resources of the combined companies would be devoted to continuation and improvement of the business of the Company, with a decision to be made at a future date as to when the Eyeshop web site development activities should be resumed. As of March 2002, no decision had been made to resume Eyeshop web site development activities.

      Pursuant to the Merger Agreement, former Eyeshop stockholders are also entitled to receive additional shares of the Company's common stock if and when certain options, warrants and other rights to receive the Company's common stock that were held by the Company's security holders as of May 23, 2001 are exercised. The Company issued a total of 7,306,662 shares of common stock to former Eyeshop stockholders and assumed 1,757,096 stock options in connection with the Merger. At the close of the Merger, former Eyeshop stockholders and purchasers of the Company's common stock pursuant to the First Stock Purchase Agreement held approximately 50% of the issued and outstanding common stock of the Company.

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

      The Company has completed its accounting for the Merger. The treatment, for accounting purposes, was considered to be a purchase of Eyeshop's assets and assumption of Eyeshop's liabilities by the Company. The aggregate purchase price was $2,054,000 and the costs of the assets acquired and liabilities assumed have been allocated on the basis of the estimated fair value of the net assets required. There was no goodwill provided in the transaction.

      The results of operations of the acquisitions and merger with Eyeshop have been included in the consolidated financial statements from their respective dates. The excess of the purchase price and expenses associated with each acquisition, except the merger with Eyeshop, over the estimated fair value of the net assets acquired has been recorded as goodwill.

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

                           SIGHT RESOURCE CORPORATION

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

      (b) Cash and Cash Equivalents

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

      (f) Property, Equipment and Long-Lived Assets

      Property, equipment and long-lived assets are stated at cost. The Company provides for depreciation at the time the property, equipment and long-lived assets are placed in service. The straight-line method is used over the estimated useful life of the assets. The Company accounts for long-lived

                           SIGHT RESOURCE CORPORATION
      assets in accordance with the provisions of SFAS No. 121. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to anticipated profits and future undiscounted cash flows expected to be generated by the asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (g) Advertising

      Advertising costs are expensed when incurred.

      (h) Intangible Assets

      Intangible assets resulting from the business acquisitions consist of customer lists, trademarks, non-compete agreements, database/records and the excess cost of the acquisition over the fair value of the net assets acquired (goodwill). Certain values assigned are based upon independent appraisals and are amortized on a straight line basis over a period of 5 to 25 years. The Company assesses the recoverability of unamortized intangible assets on an ongoing basis by comparing anticipated operating profits and future, undiscounted cash flows to net book value. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors. Based on our analysis, no impairment existed at December 29, 2001 and December 30, 2000. Conditions that could cause future impairment are deterioration of on-going or forecasted operating results caused by increased competition, a recession in the United States or lack of liquidity causing the Company to limit its operations.

      (i) Income Taxes

      The Company follows the asset and liability method of accounting for income taxes and records deferred tax assets and liabilities based on temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes.

   (j) Stock Options

      The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options and as a result no compensation expense has been recorded for granted options. The Company discloses in Note 10 the impact if the Company had determined its compensation costs consistent with FASB Statement No. 123.

                           SIGHT RESOURCE CORPORATION

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

      (m) Web Site Development

      The Company's web site development relates to that acquired as part of the Eyeshop merger. Eyeshop capitalized costs incurred in connection with the application development of the web site and underlying software, including design and configuration, coding and testing. Costs incurred during the preliminary project stage, including conceptualization, evaluation and determination of existence of needed technology, were expensed. Amortization of these amounts will begin once the web site is fully functional.

      (n) Use of Estimates

      In preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management of the Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, such as accounts receivable, inventory, impairment of property and equipment and intangibles. Actual results could differ from those estimates.

(3)   Liquidity

     The Company's primary loan facilities matures at December 31, 2002 and it may be difficult to obtain financing or refinancing at terms acceptable to the Company given the substantial historical losses. As of December 29, 2001, the Company owed Fleet Bank $2.5 million under a revolving loan and $5.7 million under a term loan (see Note 6). Interest rates on the loans during 2002 is at prime rate with a minimum of 8% and a maximum of 11% The principal payments during 2002 on the term loan are $100,000 per month. If the Company is not successful in refinancing this debt, it may pursue additional equity investments.

     Given the Company's history, including substantial historical losses, the Company may not be able to obtain financing or refinancing at terms acceptable to the Company. The Company is making every effort to refinance these loans on terms that are acceptable to the Company. The failure to obtain additional financing would result in the declaration of a default with such loan facilities and could materially and adversely affect our business and financial condition. Any additional equity financing, if available, may be dilutive to our stockholders and any debt financing, if available, may involve restrictions on our financing and operating activities.

                           SIGHT RESOURCE CORPORATION

(4) Property and Equipment

      Property and equipment consists of the following:

                                               Years Ended December
                                               --------------------
                                                   (in thousands)
                                                                      Estimated
                                                2001      2000       Useful Life
                                                ----      ----       -----------

          Land and building .................  $    87   $    87        40 years
          Equipment .........................    3,052     3,032       3-5 years
          Computer equipment ................    1,580     1,385         3 years
          Furniture and fixtures ............    1,855     1,836         3 years
          Leasehold improvements ............    4,679     4,704   Life of lease
                                               -------   -------
                                                11,253    11,044
          Less accumulated depreciation .....    8,524     7,060
                                               -------   -------
          Property and equipment, net .......  $ 2,729   $ 3,984
                                               =======   =======

(5) Intangible Assets

      Intangible assets consists of the following:

                                                    Years Ended December
                                                    --------------------
                                                       (in thousands)
                                                                       Estimated
                                                   2001      2000    Useful Life
                                                   ----      ----    -----------

          Goodwill ...........................   $18,507   $18,507         20-25
          Customer lists .....................     5,932     5,932         11-15
          Trademarks .........................     1,823     1,773         15-20
          Non-compete ........................       380       380          5-10
          Database/records ...................       310       310            12
                                                 -------   -------
                                                  26,952    26,902
          Accumulated amortization ...........     7,182     5,458
                                                 -------   -------
               Total .........................   $19,770   $21,444
                                                 =======   =======

      The useful lives of the above intangible assets are estimated based upon, among other things, independent appraisals, history of operations acquired, terms of agreements and industry standards.

                           SIGHT RESOURCE CORPORATION

(6) Debt

                                                                          Years Ended December
                                                                          --------------------
                                                                             (in thousands)
                                                                            2001        2000
                                                                           ------      ------
Short-term borrowings consist of the following:
Bank revolver loan payable, variable interest rate (7% at 12/29/01),
interest due monthly                                                       $2,500      $2,500
                                                                           ======      ======

Long-term debt consists of the following:
Bank term loan payment, variable interest rate (7% at 12/29/01),
principal and interest due monthly                                          5,670       5,850

Unsecured notes payable, 5.1% interest rate, principal and interest
due monthly until December, 2004 (see Note 17)                                767         667
Unsecured notes payable, 7.5% interest rate, principal due annually
and interest due quarterly                                                    200         200
Unsecured notes payable, with interest rates of between 8 and 9%,
principal and interest due monthly until June 2010                            213         209
Unsecured note payable, 7% interest rate, principal and interest due
quarterly until March 31, 2011                                                 57          58
Unsecured note payable, 12% interest rate, principal and interest due
monthly until January 2001                                                     --           7
                                                                           ------      ------
                                                                           $6,907      $6,991
Less current maturities                                                     5,979       6,540
                                                                           ------      ------
Long term debt, less current maturities                                    $  928      $  451
                                                                           ======      ======

      On April 15, 1999, the Company entered into a Credit Agreement (the "1999 Agreement") with Fleet Bank ("Fleet") pursuant to which the Company can borrow $10.0 million on an acquisition line of credit, $7.0 million on a term loan basis and $3.0 million on a revolving line of credit basis, subject to certain performance criteria and an asset-related borrowing base for the revolver. This Credit facility is collateralized by substantially all of the Company's assets. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements. The acquisition line facility bears interest at either the bank's prime rate, or LIBOR plus 2.25%, or at a comparable interest swap rate at the Company's election.

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

      On March 31, 2000, the Company and Fleet entered into a modification agreement (the "Original Modification Agreement") that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the

                           SIGHT RESOURCE CORPORATION
acquisition line of credit. In addition, the Original Modification Agreement limits the revolving line note to $2.5 million and the term loan to $6.75 million and established the maturity date for each of these credit lines as March 31, 2001. Also, the Original Modification Agreement established the following interest rates for both the revolving line note and term loan: (i) from March 31, 2000 through August 31, 2000 - prime rate plus 1.0%; (ii) from September 1, 2000 through October 31, 2000 - prime rate plus 2.0%; and (iii) from November 1, 2000 through March 31, 2001 - prime rate plus 3.0%. The scheduled monthly principal payments for the term loan were adjusted to $83,333.33 from April 2000 through July 2000, $100,000.00 from August 2000 through December 2000 and $125,000.00 from January 2001 through March 2001. As part of the Original Modification Agreement, the Company issued to Fleet warrants to purchase 50,000 shares of the common stock at an exercise price of $0.51 which was equal to the closing price of the common stock for the last five trading days in the month of August 2000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.156 which was equal to the closing price of the common stock for the last five trading days in the month of December of 2000. In August 2000, as a result of a bank merger, Sovereign Bank of New England ("Sovereign") became the successor party to Fleet in the Original Modification Agreement.

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

      As of December 30, 2000, $5.85 million was borrowed on the term loan and $2.5 million was borrowed on the revolving credit facility. At December 30, 2000, the Company was in default for non-compliance with certain negative covenants contained in the Second Modification Agreement relating to minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. On March 26, 2001, the Company and its primary lender agreed to enter into the Third Modification Agreement, which includes a waiver of defaults relating to these covenants and to a revised credit agreement with Sovereign. On March 26, 2001, the Company and Sovereign entered into the Third Modification Agreement. On May 14, 2001, the Company entered into the Amended and Restated Third Modification Agreement which extended the date for a required equity infusion to July 2001. The Amended and Restated Third Modification Agreement includes provisions and financial covenants which supercede the provisions in the 1999 Agreement and the Original and Second Modification Agreements, including the following:

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

                           SIGHT RESOURCE CORPORATION

      c)    Scheduled monthly principal payments are as follows:

            January 1, 2001 to June 30, 2001                  $0
            July 1, 2001 to December 31, 2001                 $30,000
            January 1, 2002 to December 31, 2002              $100,000

      d) Failure to complete an equity financing in the amount of $1,000,000 by July 2001 shall constitute an event of default. An equity financing of $1,750,000 was completed on July 20, 2001 concurrent with the merger with Eyeshop.

Aggregate maturities of long-term debt, at December 29, 2001 are as follows:

                    2002.........................   $5,979
                    2003.........................      355
                    2004.........................      374
                    2005.........................       23
                    2006.........................       23
                    Thereafter...................      153
                                                    ------
                                                    $6,907
                                                    ======

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

                                SIGHT RESOURCE CORPORATION

      Future minimum annual lease commitments for facilities and equipment as of December 29, 2001 are as follows:

                                                                    Capital  Operating
                                                                     Leases    Leases
                                                                     ------    ------
                                                                      (In thousands)
       2002.....................................................       11     $ 5,694
       2003.....................................................       11       4,696
       2004.....................................................        8       3,593
       2005.....................................................       --       2,831
       2006.....................................................       --       2,144
       Thereafter...............................................       --       2,400
                                                                      ---     -------
       Total minimum lease obligations..........................       30     $21,358
                                                                              =======
       Less amount representing interest........................        3
                                                                      ---
       Present value of net minimum capital lease obligations...       27
       Less current maturities..................................       10
                                                                      ---
                                                                      $17
                                                                      ===

      Rental expenses charged to operations, including real estate taxes, common area maintenance and other expenses related to the leased facilities and equipment, were $6,159,000, $6,409,000 and $6,296,000 for fiscal years 2001,
2000 and 1999 respectively.

(8) Accrued Expenses

      Accrued expenses consists of the following:

                                                       Years Ended
                                                         December
                                                      (in thousands)
                                                     2001       2000
                                                    ------     ------
                Payroll and related costs ......... $1,187     $1,066
                Other .............................    626        941
                                                    ------     ------
                                                    $1,813     $2,007
                                                    ======     ======

(9) Redeemable Convertible Preferred Stock

      On November 25, 1997, the Company issued 1,452,119 shares of Series B Convertible Preferred Stock (the "Series B"), Class I and Class II Warrants to an outside investor (the "Purchaser") for a net purchase price of $4,582,000. The Series B was purchased with a conversion price into common stock that was lower than the market value of the common stock, and as a result, the difference of $1,953,000

                           SIGHT RESOURCE CORPORATION
was reflected as a dividend to the preferred stockholders to reflect the preferred stock at its fair value. Each share of Series B is convertible into one share of Common Stock at $3.50 per share, subject to adjustment, at the Purchaser's option at any time and at the Company's option if the price per share of common stock during any period of thirty consecutive trading days equals or exceeds $7.00 at any time during the first three years or $9.00 at any time thereafter. The holders of the Series B have the right to appoint one director to the Company's Board of Directors.

      The Class I (Mirror) Warrants entitle the Purchaser to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's warrants and options outstanding as of October 9, 1997 on the same terms and conditions of such warrant and option holders. The Purchaser is obligated to exercise these warrants at the same time such options and warrants of existing holders are exercised, subject to certain limitations.

      The Class II Warrants entitle the Purchaser to purchase an aggregate of 657,749 shares of the Company's common stock at an exercise price of $3.09 per share for a term that expires in November 2002. The number of warrants increased concurrent with the Eyeshop merger due to anti-dilutive provisions. The increase in warrants had minimal value.

      The Purchaser is entitled to "shelf" registration rights and "piggyback" registration rights with respect to the shares of common stock underlying the Series B, the Class I Warrants and the Class II Warrants.

      Upon a change of control of the Company, defined as (i) a change in any person or group obtaining a majority of the securities ordinarily having the right to vote in an election of Directors; (ii) during any two year period, the individuals who at the beginning of the period constituted the Company's Board of Directors no longer constitute a majority of the Board of Directors; (iii) any merger, consolidation, recapitalization, reorganization, dissolution or liquidation of the Company which results in the current stockholders no longer owning more than 50% of the voting securities or the Company; (iv) any sale, lease, exchange or other transfer of all, or substantially all, of the assets of the Company; or (v) the adoption of a plan leading to the liquidation or dissolution of the Company, at the option of the Purchaser, the Company would have to redeem the Series B at a price of 105% of the offering price, subject to certain adjustments, plus accrued and unpaid dividends. The redemption value at December 29, 2001 and December 30, 2000 was $5,337,000.

      During 2001, the Redeemable Convertible Preferred Stockholders received dividends of 1,221,999 shares of common stock.

      On July 20, 2001, concurrent with the Eyeshop merger, the preferred stockholders were granted 1,000,000 warrants at an exercise price of $0.20 per share for 7.5 years and waived certain rights including potential rights to anti-dilution adjustments to the preferred stockholders' securities and redemption rights in connection with a change of control, but solely in connection with the Eyeshop merger. The estimated fair value of the warrants were $240,000 and has been allocated to "dividend to preferred shareholders" during the year ended December 29, 2001.

(10) Stockholders' Equity

Preferred Stock

      As of December 29, 2001 and December 30, 2000, the Company has authorized 5,000,000 shares of preferred stock at $.01 par value of which 1,452,119 shares of Series B are issued and outstanding (see

                           SIGHT RESOURCE CORPORATION

Note 9), and 200,000 shares have been designated Series A Junior Participating Preferred Stock pursuant to a certificate of designation filed with the State of Delaware on May 12, 1997, of which no shares are issued and outstanding. The terms and conditions of any other series of preferred stock, including any preferences and dividends, will not be established until such time, if ever, as such shares are in fact issued by the Company.

Common Stock

      As of December 29, 2001 and December 30, 2000, the Company has authorized 50,000,000 and 20,000,000 shares of common stock at $.01 par value, respectively. Common stock is entitled to dividends if declared by the Board of Directors, subject to debt agreement restrictions, and each share carries one vote.

Warrants

      In connection with the Company's third public offering in 1996, the Company sold to its underwriter warrants to purchase an aggregate of 170,000 shares of the Company's common stock at $8.45 per share. The underwriter warrants expired unexercised on June 25, 2001.

      In connection with the Company issuing 1,452,119 shares of Series B Convertible Preferred Stock, Class I and Class II Warrants were issued to an outside investor (the "Purchaser"). The Class I (Mirror) Warrants entitle the Purchaser to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's outstanding warrants and options on the same terms and conditions of existing warrant and option holders. The Purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The Class II Warrants entitle the Purchaser to purchase an aggregate of 657,749 shares of the Company's Common Stock at an exercise price of $3.09 per share for a term that expires in November 2002. No Class I or Class II Warrants have been exercised.

      On July 20, 2001, concurrent with the Eyeshop merger, the preferred shareholders were granted 1,000,000 warrants at an exercise price of $0.20 per share for 7.5 years and waived certain rights including potential rights to anti-dulution adjustments to the preferred stockholders' securities and redemption rights in connection with a change of control, but soleley in connection with the Eyeshop merger. The estimated fair value of the warrants were $240,000 and has been allocated to "dividend to preferred shareholders" during the year ended December 29, 2001.

Treasury Stock

      From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock in the open market, subject to restrictions on debt agreements. There were no repurchases of shares of common stock during the years ended December 29, 2001, December 30, 2000 and December 25, 1999.

Stock Option Plan

      On November 30, 1992, the Company's Board of Directors and the stockholders approved the Company's 1992 Employee, Director and Consultant Stock Option Plan (the "Plan"). On April 26, 1994, the Board of Directors and the stockholders approved an increase in shares of common stock reserved for issuance under the Plan to an aggregate of 1,000,000 shares. In March, 1996, the Board recommended and the stockholders subsequently approved, that an additional 500,000 shares of common stock be

                           SIGHT RESOURCE CORPORATION
reserved for issuance under the Plan. In December, 1998, the Board recommended, and the stockholders subsequently approved, that an additional 350,000 shares of common stock be reserved for issuance under the Plan.

      In July 2001, the shareholders approved two amendments to the Plan to increase the maximum number of shares of Common Stock from 1,850,000 shares to 6,500,000 shares for which stock options may be granted under the Plan and increase the maximum number of shares of Common Stock from 400,000 shares to 2,250,000 shares for which options may be granted to any participant under the Plan in any consecutive three year period.

      Under the Plan, incentive stock options may be granted to employees of the Company. Non-qualified stock options may be granted to consultants, directors, employees or officers of the Company. Most options vest after two or three years from date of grant with a maximum term of ten years.

      Concurrent with the Eyeshop merger, the Company assumed the Eyeshop option plan and certain Eyeshop options were converted to options in the Company with a weighted average exercise price of 20 cents. The total options outstanding under this plan are 1,757,096 with half vesting on March 30, 2002 and half vesting on March 30, 2003. There are no more additional options available under the Eyeshop plan.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and as a result no compensation expense has been recorded for granted options. Had compensation costs been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been as follows:

                                                       2001          2000         1999
                                                       ----          ----         ----
                                                  (in thousands except for per share data)

          Net loss..............  as reported       $ (5,487)     $ (5,004)    $ (2,854)
                                                    ========      ========     ========
                                  pro forma         $ (5,679)     $ (5,019)    $ (3,370)
                                                    ========      ========     ========
          Net loss per share....  as reported       $  (0.34)     $  (0.55)    $  (0.30)
                                                    ========      ========     ========
                                  pro forma         $  (0.35)     $  (0.55)    $  (0.36)
                                                    ========      ========     ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants as follows:

                                                       2001          2000            1999
                                                       ----          ----            ----
          Dividend Yield...................           0.00%          0.00%          0.00%
          Volatility.......................          112.0%         115.7%          90.4%
          Interest Rate....................            5.0%          4.88%          6.60%
          Expected Life....................      7.00 years     5.03 years     6.49 years

                           SIGHT RESOURCE CORPORATION

A summary of the stock option transactions are as follows:

                                                Number of     Weighted
                                                 Shares        Average
                                                  Under       Price per
                                                 Option         Share
                                                 ------         -----

          Balance, December 25, 1998            1,203,729       $4.16
          Increase to the plan                         --          --
          Canceled                                (97,667)       5.04
          Granted                                 289,000        2.25
          Exercised                                (5,000)       0.43
                                               ----------       -----
          Balance, December 25, 1999            1,390,062        3.71
          Canceled                               (346,464)       3.76
          Granted                                  20,000        0.91
          Exercised                                (5,000)       0.43
                                               ----------       -----
          Balance, December 30, 2000            1,058,598        3.66
          Canceled                               (730,098)       3.71
          Granted                               4,121,000        0.36
          Assumed from Eyeshop                  1,757,096        0.20
          Exercised                                    --          --
                                               ----------       -----
          Balance, December 29, 2001            6,206,596       $0.50
                                               ==========       =====

As of December 29, 2001, there were 2,050,500 additional options available for grant.

                           SIGHT RESOURCE CORPORATION

      There were 401,418 and 841,281 shares exercisable under the Plans at December 29, 2001 and December 30, 2000, respectively.

      The weighted average fair value of options granted under the Plans was $0.29 and $0.75 for the years ended December 31, 2001 and December 30, 2000, respectively.

      The following table summarizes information about options outstanding under the Plans as of December 29, 2001:

                             Options Outstanding                Options Exercisable
                             -------------------                -------------------
                                  Weighted
                                  average          Weighted
 Range of         Number         remaining         average         Number           Weighted
 Exercise       outstanding     contractual        exercise    exercisable at        Average
  Prices       at 12/29/2001        life            price        12/29/2001      Exercise price
  ------       -------------        ----            -----        ----------      --------------
$0.00-$0.49      5,783,096         9.49            $ 0.31           25,500        $ 0.36
$0.50-$0.99        115,000         4.23            $ 0.55          105,001        $ 0.52
$1.00-$1.99              0          0              $    0                0        $    0
$2.00-$2.99         99,500         7.69            $ 2.03           70,919        $ 2.02
$3.00-$3.99         27,000         7.48            $ 3.35           21,665        $ 3.57
$4.00-$4.99         81,700         6.19            $ 4.36           80,033        $ 4.36
$5.00-$6.88        100,300         4.13            $ 5.98           98,300        $ 5.98
                 ---------                                         -------
                 6,206,596                                         401,418
                 =========                                         =======

(11) Non-recurring Severance and Consolidation Expenses

      During 2001 the Company incurred non-recurring severance and consolidation expenses of $773,000 for the closing and consolidating of laboratory and distribution centers and closing and relocating the Company's headquarters from Holliston, Massachusetts to Cincinnati, Ohio. During these closures, the Company severed about 50 people and incurred severance costs and consulting costs with former employees of approximately $500,000. Further, the Company incurred costs to "buy out" the lease on the former headquarters of $135,000 (see Note 17). The Company abandoned approximately $40,000 of assets at these facilities and incurred moving and travel expenses of $98,000. Non-recurring severance and consolidation expenses that were unpaid and accrued at December 29, 2001 were $295,000.

                           SIGHT RESOURCE CORPORATION

(12) Employee Benefit Plans

      The Company maintains a 401(k) Retirement Savings Plan. The Company matches 50% of every dollar contributed by employees, limited to the first 5% of salary. Contributions made by the Company in 2001, 2000 and 1999 were $263,000, $231,000 and $247,000, respectively.

(13) Income Taxes

      Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent as a result of the following:

                                                               Years Ended December
                                                               --------------------
                                                            2001       2000      1999
                                                          -------    -------    -------
                                                                 (in thousands)
Computed "expected" tax benefit .......................   $ 1,866    $ 1,674    $   954
Increase in tax benefit resulting from:
   State net operating loss and State tax deductions ..       190        213        142
Decrease in tax benefit resulting from:
   Other ..............................................       (73)      (203)      (158)
   Increase in valuation allowance for deferred tax
      assets allocated to income tax expense ..........    (2,069)    (1,764)    (1,015)
                                                          -------    -------    -------
                                                          $   (86)   $   (80)   $   (77)
                                                          =======    =======    =======

                           SIGHT RESOURCE CORPORATION

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                          Years Ended December
                                                          --------------------
                                                          2001            2000
                                                          ----            ----
                                                             (in thousands)
Deferred tax assets:
     Net operating loss carryforwards ............      $ 10,749       $  9,576
     Plant and equipment .........................           902            639
     Vacation accrual ............................           206             41
     Bad debt reserve ............................           722            687
     Other reserves ..............................           442            237
                                                        --------       --------
          Gross deferred tax assets ..............        13,021         11,180
     Valuation allowance under SFAS 109 ..........       (11,197)        (8,879)
                                                        --------       --------
            Deferred tax assets ..................         1,824          2,301
                                                        ========       ========
Deferred tax liabilities:
         Intangible assets .......................        (1,824)        (2,301)
                                                        --------       --------
                 Net deferred tax assets .........      $      0       $      0
                                                        ========       ========

      A valuation allowance in the amount of $11,197,000 and $8,879,000 was established at December 29, 2001 and December 30, 2000, respectively. This allowance has been established due to the uncertainty of the Company to benefit from the deferred tax assets.

      Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be allocated as follows:

                                                            Years Ended December
                                                            --------------------
                                                              2001         2000
                                                            -------       ------
                                                               (in thousands)
Income tax benefit that would be reported
   in the statement of operations ...................       $10,726       $8,408
Charge to goodwill for recognition of
   acquired tax assets ..............................           471          471
                                                            -------       ------
                                                            $11,197       $8,879
                                                            =======       ======

      The net operating loss carryforwards for federal and state tax purposes at December 29, 2001 are approximately $28,074,000 and $15,053,000, respectively and expire through 2021 and 2006, respectively.

                           SIGHT RESOURCE CORPORATION

(14) Supplementary Cash Flow Information

      The following represents supplementary cash flow information:

                                                      Years Ended December
                                                      --------------------
                                                  2001        2000       1999
                                                --------    --------   --------

                                                         (in thousands)
Interest paid ...............................   $    768    $    952   $    538
Income taxes paid ...........................         49          72         98

Non-cash financing activities:
Acquisitions:
Assets acquired .............................      2,349          --     12,632
Net liabilities assumed .....................       (310)         --     (4,371)
Notes payable ...............................         --          --     (1,300)
Common stock issued .........................     (2,054)         --         (2)
                                                --------    --------   --------
Cash paid ...................................        (15)         --      6,959
Less cash acquired ..........................         15          --       (540)
                                                --------    --------   --------
Net cash paid for acquisition ...............   $     --    $     --   $  6,419
                                                ========    ========   ========

(15) Related Party Transactions

      In connection with the exercise of stock options to purchase 138,332 shares (the "Option Shares") of the Company's common stock during fiscal 1997, Stephen M. Blinn, a former executive officer and current Director of the Company, executed a promissory note (the "Note") in favor of the Company for the aggregate exercise price of $594,111. The Note is due on the earlier of September 2, 2007 or the date upon which Mr. Blinn receives the proceeds of the sale of not less than 20,000 of the Option Shares (the "Maturity Date"). Interest accrues at the rate of 6.55% , compounding annually, and is payable on the earlier of the Maturity Date of the Note or upon certain Events of Default as defined in the Note. The principal balance of the Note, together with the accrued and unpaid interest, was approximately $714,000 as of December 29, 2001. During the third quarter of fiscal 2000, Mr. Blinn has informed the Company that he understood that the terms of the Note permitted Mr. Blinn to satisfy in full his obligations under the Note by either (a) returning the Option Shares to the Company or (b) turning over to the Company any cash proceeds received by Mr. Blinn upon a sale of the Option Shares. The Company has informed Mr. Blinn that the Note is a full recourse promissory note, and that Mr. Blinn remains personally liable for all unpaid principal and interest under the Note. Due to Mr. Blinn's position regarding the Note and his failure to provide the Company or the Company's accountants with a copy of his personal financial statements or any other evidence of his ability to pay the amounts due under the Note, the Company has established a $714,000 reserve in accordance with generally accepted accounting principles for notes receivable in respect of the Note and subsequent to the establishment of the reserve, the Company no longer recognizes as interest income accrued interest related to this note. Despite the reserve, the Company intends to take all measures necessary to collect the amounts due from Mr. Blinn.

                           SIGHT RESOURCE CORPORATION

(16) Supplementary Financial Information

Quarterly Financial Data (Unaudited)
(In thousands, except per share)

2001                            First     Second    Third     Fourth     Year
----                            -----     ------    -----     ------     ----

Net Sales                      $16,059   $14,505   $15,290   $13,095   $58,949
Gross Profit                    11,141     9,683    10,413     9,186    40,423
Income/(Loss) from operations      (48)   (1,716)     (818)   (1,998)   (4,580)
Net loss                          (306)   (1,952)     (994)   (2,235)   (5,487)
Basic and diluted loss per
  common share                   (0.05)    (0.21)    (0.05)    (0.08)    (0.34)

2000                            First     Second    Third     Fourth     Year
----                            -----     ------    -----     ------     ----

Net Sales                      $17,519   $16,483   $16,885   $13,332   $64,219
Gross Profit                    12,117    11,363    11,311     8,499    43,290
Income/(loss) from operations      (51)     (334)      (76)   (2,404)   (2,865)
Net income (loss)                 (287)     (695)   (1,246)   (2,776)   (5,004)
Basic and diluted earnings
  (loss) per common share        (0.03)    (0.08)    (0.14)    (0.31)    (0.55)

(17) Subsequent Events

      In February 2002, the Company entered with a settlement agreement with John C. Cress, Timothy D. Westra and Kent Acquisition Corp. in which the Company agreed to issue 1,100,606 of unregistered shares of SRC common stock as additional consideration in connection with such contingent obligations incurred in the acquisition. Those shares were issued on February 27, 2002. Additionally, the payment terms and interest on the outstanding acquisition notes of $667,000 and outstanding obligations from the acquisition contract of $100,000 were revised (see Note 6).

      Further, in February 2002, the Company signed a lease buy-out contract on its former headquarters in Holliston, Massachusetts, agreeing to pay a total of $135,000 during 2002. This contract released the Company of its lease obligations through October, 2004 which aggregated $540,000. Additionally, the Company abandoned approximately $20,000 of leasehold improvements related to that facility. These expenses were included in the "Non-recurring severance and consolidation expenses" in the 2001 results of operations.

      In March 2002, the Company and LVCI mutually terminated their agreement effective February 28, 2002. There was no income or cost to the Company for the termination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.


Item 11. EXECUTIVE COMPENSATION

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1). Index to Consolidated Financial Statements Covered by Report of Independent Auditors

The Consolidated Financial Statements of Sight Resource Corporation are included in Item 8:

      .  Independent Auditors' Report

      .  Consolidated Balance Sheets as of December 29, 2001 and December 30,
         2000

      . Consolidated Statements of Operations for the Years Ended December 29, 2001, December 30, 2000 and December 25, 1999, respectively

      . Consolidated Statements of Stockholders' Equity for the Years Ended December 29, 2001, December 30, 2000 and December 25, 1999, respectively

      . Consolidated Statements of Cash Flows for the Years Ended December 29, 2001, December 30, 2000 and December 25, 1999, respectively

      .  Notes to Consolidated Financial Statements

Item 14(a)(2). Consolidated Financial Statement Schedules

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Sight Resource Corporation:

      Under date of March 21, 2002 we reported on the consolidated balance sheets of Sight Resource Corporation and its subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2001, which are included in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The audit report on the consolidated financial statements of Sight Resource Corporation and its subsidiaries referred to above contains an explanatory paragraph that states that the Company's recurring losses and its ability to pay its outstanding debt raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule included in the annual report on Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ KPMG LLP


Boston, Massachusetts
March 21, 2002

                           SIGHT RESOURCE CORPORATION

                 Schedule II--Valuation and Qualifying Accounts
                             (dollars in thousands)

                  FOR THE TWELVE MONTHS ENDED DECEMBER 29, 2001

                                                                            Additions (Deductions)
                                                                            ----------------------

                                                                         Charged
                                                         Balance at   (Credited) to               Balance at
                                                         Beginning      Costs and      Other        End of
                  Description                             of Year        Expenses       Net         Period
                  -----------                             -------        --------       ---         ------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable ....................    $1,897        $  317       $(299)/(1)/    $ 1,915
Valuation allowance for deferred tax assets ...........     8,879         2,318          --           11,197

/(1)/   Represents losses charged to reserves

                  FOR THE TWELVE MONTHS ENDED DECEMBER 30, 2000

                                                                            Additions (Deductions)
                                                                            ----------------------

                                                                         Charged
                                                         Balance at   (Credited) to               Balance at
                                                         Beginning      Costs and      Other        End of
                  Description                             of Year        Expenses       Net         Period
                  -----------                             -------        --------       ---         ------
Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable ....................    $1,881        $  588       $(572)/(1)/    $1,897
Valuation allowance for deferred tax assets ...........     7,115         1,764           0           8,879

/(1)/   Represents losses charged to reserves

                  FOR THE TWELVE MONTHS ENDED DECEMBER 25, 1999

                                                                            Additions (Deductions)
                                                                            ----------------------

                                                                         Charged
                                                         Balance at   (Credited) to               Balance at
                                                         Beginning      Costs and      Other        End of
                  Description                             of Year        Expenses       Net         Period
                  -----------                             -------        --------       ---         ------

Valuation and qualifying accounts deducted from assets:
Allowances for accounts receivable.....................    $  748        $1,233      $  (100)/(1)/   $1,881
Valuation allowance for deferred tax assets............     8,810         1,015       (2,710)/(2)/    7,115

/(1)/   Represents losses charged to reserves

/(2)/ The valuation allowance was reduced due to acquisition costs that resulted in the recognition of deferred tax liabilities.

Item 14(a)(3) Exhibits

      The exhibits listed below are filed herewith or incorporated herein by reference, as indicated below, as part of this report.


 Exhibit
  Number                                Description
  ------                                -----------

   (2.1) Stock Purchase and Sale Agreement, dated as of April 1, 1999, by and among Kent Optical Company, Custom Optics, Inc., Kent-N.W. Grand Rapids, Inc., Kent-Hackley, Inc., Source Optical Supply, Inc., the stockholders of such companies, Kent Acquisition Corporation and Sight Resource Corporation (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 6, 1999)

   (3.1) Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 19, 2001)

   (3.2) By-Laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement filed with the Securities and Exchange Commission on Form SB-2 File No. 33-56668)

   (3.3) Certificate of Designation for Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 13, 1997)

   (3.4) Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 9, 1997)

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

   (4.3) Form of Class I (Mirror) Warrants (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 9, 1997)

   (4.4)   Form of Class II Warrants (incorporated herein by reference to
           Exhibit 4.3 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 9, 1997)

    4.5 Form of Warrant to Purchase Common Stock issued to Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C.

    4.6 Registration Rights Agreement, dated July 20, 2001, between the Sight Resource Corporation and Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C.

  (10.1) 1992 Employee, Director and Consultant Stock Option Plan, as amended (incorporated by reference herein to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001)

  (10.2) Employment Agreement, dated as of January 26, 1998, between Sight Resource Corporation and William T. Sullivan (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)

  (10.3) Amendment No. 1 to Employment Agreement, dated as of December 4, 1998, between Sight Resource Corporation and William T. Sullivan (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)

  (10.4) Letter Agreement, dated as of July 27, 1998, between Sight Resource Corporation and William G. McLendon (incorporated herein by reference to Exhibit 10b of the Company's Form 8-K filed with the Securities and Exchange Commission on November 13, 1998)

  (10.5) Letter Agreement, dated as of August 3, 1998, between Sight Resource Corporation and Stephen M. Blinn (incorporated herein by reference to Exhibit 10c of the Company's Form 8-K filed with the Securities and Exchange Commission on November 13, 1998)

  (10.6) Employment Agreement, dated as of August 17, 1998, between Sight Resource Corporation and James W. Norton (incorporated herein by reference to Exhibit 10a of the Company's Form 8-K filed with the Securities and Exchange Commission on November 13, 1998)

  (10.7) Form of Management Agreement between certain of the Company's subsidiaries and their related optometric professional corporations (incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)

  (10.8) Form of Stock Restrictions and Pledge Agreement between certain of the Company's subsidiaries, their related optometric professional corporations and the nominee shareholders (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)

  (10.9) Asset Purchase Agreement, dated February 24, 1995 between Sight Resource Corporation, CEA Acquisition Corporation, Cambridge Eye Associates, Inc. and Elliot S. Weinstock, O.D. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 8, 1995)

  (10.10) Credit Agreement, dated February 20, 1997, between Sight Resource Corporation and Creditanstalt Corporate Finance Corporation, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 7, 1997)

  (10.11) Asset Purchase Agreement, dated August 24, 1995, between Sight Resource Corporation, Douglas Vision World, Inc., S.J. Haronian, Kathleen Haronian, Lynn Haronian, Shirley Santoro and Tri-State Leasing Company (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 1995)

  (10.12) Asset Transfer and Merger Agreement, dated as of July 1, 1996, by and among Sight Resource Corporation, E.B. Acquisition Corp., The E.B. Brown Optical Company, Brown Optical Laboratories, Inc., E.B. Brown Opticians, Inc., Gordon Safran and Evelyn Safran (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 3, 1996.)

  (10.13) Form of Rights Agreement, dated as of May 15, 1997, between Sight Resource Corporation and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 13,
           1997)

   10.14 Amendment to Rights Agreement, dated May 17, 2001, between Sight Resource Corporation and American Stock Transfer & Trust Company

  (10.15) Stock Purchase Agreement, dated as of July 1, 1997, by and among Marjory O. Greenberg, As Testamentary Executrix of the Succession of Tom I. Greenberg, Peter Brown, and Vision Plaza Corp. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997)

  (10.16) Promissory Note, dated as of September 2, 1997, between Sight Resource Corporation and Mr. Stephen Blinn (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997)

  (10.17) Series B Convertible Preferred Stock Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 9, 1997)

  (10.18) Loan Agreement, dated as of April 1, 1999, by and between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K filed with Securities and Exchange Commission on May 6, 1999)

  (10.19) $7,000,000 Term Loan Note, dated as of April 1, 1999, between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K filed with Securities and Exchange Commission on May 6, 1999)

  (10.20) $3,000,000 Secured Revolving Line Note, dated as of April 1, 1999, between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.3 of the Company's Form 8-K filed with Securities and Exchange Commission on May 6,
           1999)

  (10.21) $10,000,000 Secured Acquisition Term Note, dated as of April 1, 1999, between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.4 of the Company's Form 8-K filed with Securities and Exchange Commission on May 6,
           1999)

  (10.22) Borrower Security Agreement, dated as of April 1, 1999, by and between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.5 of the Company's Form 8-K filed with Securities and Exchange Commission on May 6,
           1999)

  (10.23) Borrower Stock Pledge Agreement, dated as of April 1, 1999, by and between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.6 of the Company's Form 8-K filed with Securities and Exchange Commission on May 6,
           1999)

  (10.24) Trademark Security Agreement, dated as of April 1, 1999, by and between Sight Resource Corporation and Fleet National Bank (incorporated herein by reference to Exhibit 99.7 of the Company's Form 8-K filed with Securities and Exchange Commission on May 6,
           1999)

  (10.25) Modification Agreement, dated March 31, 2000, between Sight Resource Corporation and Fleet National Bank (incorporated by reference herein to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on May 9, 2000)

  (10.26) Second Modification Agreement, dated November 30, 2000, between Sight Resource Corporation and Sovereign Bank of New England (incorporated by reference herein to Exhibit 99.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 2000)

  (10.27) Third Modification Agreement, dated March 26, 2001, between Sight Resource Corporation and Sovereign Bank (incorporated by reference to Exhibit E of Annex B to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 21, 2001)

  (10.28) Amended and Restated Third Modification Agreement, dated May 14, 2001, between Sight Resource Corporation and Sovereign Bank (incorporation herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001)

  (10.29) Settlement Agreement and Mutual Release, dated March 20, 2001, by and among Sight Resource Corporation, Shawnee Optical, Inc. and each of Robert U. Leonardi, Judith R. Servis and Christopher J. Wolf, O.D. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001)

  (10.30) Letter Agreement, dated May 21, 2001, between Sight Resource Corporation and Carlyle Venture Partners, L.P. (incorporated by reference to Exhibit F to Annex B of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 21, 2001)

  (10.31) Common Stock Purchase Agreement, dated May 23, 2001, by and among Sight Corporation, eyeshop.com, inc. and the listed on Exhibit A attached thereto (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 25, 2001)

  (10.32) Agreement and Plan of Merger, dated as of May 23, 2001, by and among Sight Corporation, Eyeshop Acquisition Corp. and eyeshop.com, inc. (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 25, 2001)

  (10.33) Common Stock Purchase Agreement, dated May 31, 2001, by and among Sight Resource Corporation and the purchasers listed on Exhibit A attached thereto (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on June 8, 2001)

   10.34 Separation Letter Agreement, dated May 23, 2001, between Sight Resource Corporation and William Sullivan

   10.35 Separation Letter Agreement, dated October 12, 2001, between Sight Resource Corporation and James Norton

  (10.36) Lease Agreement, dated July 9, 2001, between Sight Resource Corporation and Park Place, LLC (incorporated by reference herein to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 19, 2001)

   21      Subsidiaries of the Company

  (99.1) Audit Committee Charter of the Company (incorporated by reference to Annex E of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 21, 2001)

----------
  Management contract or compensatory plan, contract or arrangement.

Item 14(b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarter ended December 29, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cincinnati, Ohio on March 29, 2002.


                                    SIGHT RESOURCE CORPORATION

                                          /s/   CARENE KUNKLER

                                    By:
                                                   Carene Kunkler
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

          Signature                    Title                 Date
          ---------                    -----                 ----

                              President (principal
    /s/ CARENE S. KUNKLER     executive officer),          March 29, 2002
----------------------------  Chief Executive Officer
      Carene S. Kunkler       and Director


      /s/ E. DEAN BUTLER      Chairman                     March 29, 2002
----------------------------
        E. Dean Butler


   /s/ CHRISTIAN E. CALLSEN   Director                     March 29, 2002
----------------------------
     Christian E. Callsen


    /s/ WILLIAM B. CONNELL    Director                     March 29, 2002
----------------------------
      William B. Connell

       /s/ RYAN SCHWARZ       Director                       March 29, 2002
----------------------------
         Ryan Schwarz


   /s/ WILLIAM G. MCLENDON    Director                       March 29, 2002
----------------------------
     William G. McLendon


      /s/ DINO TABACCHI       Director                       March 29, 2002
----------------------------
        Dino Tabacchi


    /s/ RUSSELL E. TASKEY     Director                       March 29, 2002
----------------------------
      Russell E. Taskey


       /s/ DUANE KIMBLE       Chief Financial Officer        March 29, 2002
----------------------------  (principal financial and
         Duane Kimble         accounting officer)

                                 Exhibit Index
                                 -------------


Exhibit
Number                                Description
------                                -----------

4.5 Form of Warrant to Purchase Common Stock issued to Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C.

4.6 Registration Rights Agreement, dated July 20, 2001, between the Sight Resource Corporation and Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P. and Carlyle Venture Coinvestment, L.L.C.

10.14 Amendment to Rights Agreement, dated May 17, 2001, between Sight Resource Corporation and American Stock Transfer & Trust Company

10.34 Separation Letter Agreement, dated May 23, 2001, between Sight Resource Corporation and William Sullivan

10.35 Separation Agreement, dated October 12, 2001, between Sight Resource Corporation and James Norton

21       Subsidiaries of the Company