Form 10-K/A
period 2001-12-29
SIGHT RESOURCE CORP
filed 2002-04-29
CIK 895651

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                  FORM 10-K/A
                       (Amendment No. 1 to Form 10-K/A)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 29, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ______________ to ______________


                        Commission file number: 0-21068
                               -----------------

                          SIGHT RESOURCE CORPORATION
            (Exact name of registrant as specified in its charter)
                      Delaware                 04-3181524
                   (State or other               (I.R.S.
                    jurisdiction         Employer Identification
                 of incorporation or              No.)
                    organization)

                 6725 Miami Avenue,               45243
                   Cincinnati, OH
                (Address of principal          (Zip Code)
                 executive offices)

      Registrant's telephone number, including area code:  (513) 527-9700

      Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 par value per share
                               (Title of Class)

                        Preferred Share Purchase Rights
                               (Title of Class)
                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on April 18, 2002, was approximately $5,417,721 based on the last sale price as reported by OTC.

   As of April 18, 2002, the registrant had 30,698,309 shares of common stock outstanding, which does not include 30,600 shares held as treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.
================================================================================

                               EXPLANATORY NOTE

   This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, as filed on March 29, 2002, is filed for the purpose of amending the following items as set forth in the pages attached hereto:

    1. Part III. Item 10. Directors and Executive Officers of the Registrant.

    2. Part III. Item 11. Executive Compensation.

    3. Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management.

    4. Part III. Item 13. Certain Relationships and Related Transactions.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   Our Certificate of Incorporation provides for a classified board of directors, consisting of three classes of directors, with each class to be as nearly equal in number as is reasonably possible. We have designated two Class A Directors (Ms. Kunkler, Mr. Schwarz and Mr. Tabacchi), three Class B Directors (Mr. Butler, Mr. Callsen and Mr. Taskey) and two Class C Directors (Mr. Connell and Mr. McLendon). The Class C Directors constitute a class with a term that expires at this year's annual meeting. The Class A and Class B Directors will serve until the annual meetings of stockholders to be held in 2003 and 2004, respectively, and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those directors whose terms are expiring.

   Set forth below are the names of the persons nominated as directors and directors whose terms do not expire this year, their ages, their offices, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies and certain private companies in which such persons hold directorships.

        Name                 Age       Position with the Company
        ----                 --- --------------------------------------
        E. Dean Butler...... 57  Chairman of the Board of Directors
        Carene S. Kunkler... 46  President, Chief Executive Officer and
                                 Director
        Christian E. Callsen 64  Director
        William Connell..... 62  Director
        William G. McLendon. 50  Director
        Ryan M. Schwarz..... 35  Director
        Dino Tabacchi....... 56  Director
        Russell E. Taskey... 68  Director

   E. Dean Butler has been a director since May 2001 and serves as our Chairman. Mr. Butler served as the Chairman of eyeshop.com, inc., a private optical concept company, from December 1999 to May 2001. Mr. Butler served as Chairman of Vision Express (UK) Limited Group, an optical retailer, which he created, from 1988 until 1997. Mr. Butler established LensCrafters, Inc., an optical retail company, in 1983, sold the company to United States Shoe Corp. in 1984 and remained Chief Executive Officer of LensCrafters, Inc. until 1987. Prior thereto, Mr. Butler held several different positions in the advertising and marketing division of The Procter & Gamble Company from 1969 to 1983. Mr. Butler is a director of 1-800 CONTACTS, Inc., a Utah-based contact lens retailer.

   Carene S. Kunkler has been a director since May 2001 and serves as our President and Chief Executive Officer. Ms. Kunkler served as Chief Executive Officer of eyeshop.com USA, inc., a subsidiary of eyeshop.com, inc., from March 2000 to May 2001. She served in the following positions at LensCrafters, Inc., an optical retail company, from 1987 to 2000: Vice President, Sun Category; Vice President of Product Supply; Associate General Manager of Stores; and Senior Marketing Director. Prior thereto, Ms. Kunkler served in the advertising and marketing division of The Procter & Gamble Company from 1979 to 1987.

   Christian E. Callsen has been a director since May 1999 and served as our Chairman from October 2000 until May 2001. Mr. Callsen has served as President and Chief Executive Officer of Polymer Concepts, Incorporated, formerly known as Allen Medical Systems, a private Cleveland-based medical devices manufacturer, since 1996. Prior thereto he served in the following positions at various times throughout his professional career: President and Chief Operating Officer of Applied Medical Technology, Inc.; President, Chief

Operating Officer and Director of Professional Veterinary Hospitals of America, Inc.; President and Chief Operating Officer of HLS Management Company; and Chairman and Chief Executive Officer of the Optical Group of Cole National Corporation.

   William Connell has been a director since May 2001. Mr. Connell has served as Chairman of EDB Holdings, Inc., a venture capital company specializing in optical retailing, since 1997. Prior thereto, Mr. Connell served as Vice Chairman and President of Whittle Communications L.P. from 1990 to 1994, and as a Corporate Vice President of The Procter & Gamble Company from 1984 to 1990. Mr. Connell is a director of Remington Products Company, L.L.C., Aurora Foods Inc. and Information Resources, Inc. and was a director of Baldwin Piano and Organ Company, which filed for a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in May 2001, from 1995 to 2001.

   William G. McLendon has been a director since our inception in 1992 and served as our President from 1992 to January 1998 and Chief Executive Officer from April 1994 to January 1998. From January 1999 to present, Mr. McLendon has been President of Epion Corporation, a division of JDS Uniphase Corporation. Mr. McLendon served as Vice President and Chief Financial Officer of IBIS Technology Corporation, a manufacturer of silicon-based materials for semiconductors, from 1990 to 1992. Prior thereto, Mr. McLendon was the Vice President, Chief Financial Officer and Treasurer of Summit Technology, Inc. from 1986 to 1990, and was Vice President and Chief Financial Officer of Zymet, Inc. from 1983 to 1985. Mr. McLendon is a Director of Epion Corporation, a company that develops advanced materials and new technology for semiconductors and other applications.

   Ryan M. Schwarz has been a director since May 2000. Mr. Schwarz is a Principal of The Carlyle Group ("Carlyle") and is a non-managing member of Carlyle Venture Coinvestment, L.L.C. Prior to joining Carlyle in 1997, Mr. Schwarz was a Vice President in Robertson Stephens & Company's health care investment banking group. Prior thereto, Mr. Schwarz was with the Mergers and Acquisitions department of Morgan Stanley & Co. Mr. Schwarz serves on the boards of directors of Connecticare Holding Co., Inc., Heritage Health Systems, Inc., Intelistaf, Inc., Fairchild Imaging, Inc. and Primary Health, Inc.

   Russell E. Taskey has been a director since November 1992. Mr. Taskey is currently President of RE. Taskey Associates, a human resource consulting firm. Mr. Taskey served as Vice President of Human Resources at The Analytic Sciences Corporation from 1973 to 1994. Mr. Taskey was the founding President and is presently a director of the Northeast Human Resources Association, a 2,000-person human resource professional association. He also serves on the advisory board of Active Control Experts and the advisory board of Epion Corporation.

   Dino Tabacchi has been a director since July 2001. Mr. Tabacchi is currently the Deputy Chairman of the Board of Safilo Spa, a frame manufacturer in Italy, and from 1995 to 1997 was the Deputy Chairman of the Board of Vision Express Group, which is an optical chain in the United Kingdom.

Executive Officers

   The names of, and certain information regarding, our executive officers as of December 29, 2001 who are not also directors, are set forth below.

        Name                    Age              Position
        ----                    --- -----------------------------------
        Duane D. Kimble, Jr.(1) 41  Executive Vice President,
                                    Finance and Chief Financial Officer
        Craig H. Risk(2)....... 47  Senior Vice President
        Sandra K. Likes(3)..... 51  Vice President

--------
(1) Mr. Kimble became our Executive Vice President, Finance and Chief Financial Officer, effective August 30, 2001.
(2) Mr. Risk became our Senior Vice President, effective May 23, 2001.
(3) Ms. Likes became our Vice President, effective May 23, 2001.

   Duane D. Kimble, Jr. has been our Executive Vice President, Finance and Chief Financial Officer since August 2001. Prior to joining us, Mr. Kimble was the Executive Vice President and Chief Financial Officer of Baldwin Piano and Organ Company, which filed for a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in May 2001, from August 1998 until June 2001 and the Director, Business and Operations, Analysis for Equistar Chemicals, LLC, a joint venture between Lyondell Petrochemical, Millennium Chemicals and Oxy Chemicals from 1997 through August 1998.

   Craig H. Risk has been our Senior Vice President since May 2001. Mr. Risk served as Senior Vice President for eyeshop.com, inc., a private optical concept company, from April 2000 to May 2001. Previously, Mr. Risk served as our Vice President of Operations from December 1997 to March 2000. Prior to that, Mr. Risk held the positions of President and Chief Executive Officer of Visual Options, Inc., an optical retailer, from 1993 to 1997.

   Sandra K. Likes has been our Vice President since May 2001. Ms. Likes served as Vice President of eyeshop.com, inc. from June 2000 to May 2001. She served in the following positions at LensCrafters, Inc., an optical retail company, from 1987 to 2000: Associate Vice President of Future Business; Category Manager for Contact Lenses; and Associate Vice President of Product. Prior to that, Ms. Likes served as Vice President and Divisional Merchandise Manager for Junior and Misses Sportswear of Elder Beerman Stores Corp, an independent retail department store chain.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

   To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 29, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that one Initial Report of Beneficial Ownership of Securities on Form 3 was filed late by Duane D. Kimble, Jr. and one Statement of Annual Change in Beneficial Ownership on Form 5 was filed late by each of Ryan M. Schwarz, TCG Ventures, L.L.C. and TCG Ventures, Ltd.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following Summary Compensation Table sets forth summary information as to compensation received by the persons serving as our Chief Executive Officer at any time during our fiscal year ended December 29, 2001 and the four other most highly compensated executive officers of the Company (the "named executive officers") for services rendered to us in all capacities during the last three fiscal years ended December 29, 2001. Other than Ms. Kunkler, no current executive officer received compensation exceeding $100,000 for the fiscal year ended December 29, 2001. The table includes one additional executive who would have been among the four most highly compensated executive officers except for the fact that he was not serving as an executive officer for us as of the end of our fiscal year ended December 29, 2001.

                            Summary Compensation Table
                                                     Long Term
                                                    Compensation
                                                       Awards
                                                    ------------
                                Annual Compensation
                                -------------------  Securities
                                Fiscal               Underlying     All other
  Name and Principal Position    Year     Salary($)  Options(#)  Compensation ($)
  ---------------------------   ------    --------- ------------ ----------------
  Carene S. Kunkler(1).........  2001      123,575   1,325,000          62(a)
     President and Chief         2000            0           0           0
     Executive Officer           1999            0           0           0

  Duane D. Kimble, Jr..........  2001       55,192     625,000          14(a)
     Executive Vice President,   2000            0           0           0
     Finance and Chief           1999            0           0           0
     Financial Officer

                            Summary Compensation Table
                                                      Long Term
                                                     Compensation
                                                     ------------
                                                        Awards
                                 Annual Compensation    ------
                                                      Securities
                                 Fiscal               Underlying   All other
     Name and Principal Position  Year     Salary($)  Options(#)  Compensation
     --------------------------- ------    --------- ------------ ------------
     Craig H. Risk(2)             2001       80,774       300,000        56(a)
        Senior Vice President     2000       42,955             0     4,000
                                  1999      150,000        20,000     8,400

     Sandra K. Likes              2001       70,613       250,000        67(a)
        Vice President            2000            0             0         0
                                  1999            0             0         0

     William T. Sullivan(3)       2001       91,060       100,000    94,891(b)
        Former President and      2000      238,043             0    15,716
        Chief Executive Officer   1999      245,000        50,000    10,200

     James W. Norton(4)           2001      139,434             0   176,109(c)
        Former Executive Vice     2000      171,500             0     4,673
        President, Finance and    1999      165,000        25,000    12,500
        Chief Financial Officer

--------
(1) Ms. Kunkler became an executive officer and was named President and Chief Executive Officer, effective May 23, 2001.
(2) Mr. Risk became an executive officer and was named Vice President of Operations effective December 1997. Mr. Risk resigned from his position as Executive Vice President, New Business Development on March 17, 2000. Mr. Risk rejoined us as Senior Vice President, effective May 23, 2001.
(3) Mr. Sullivan resigned as President and Chief Executive Officer, effective May 23, 2001.
(4) Mr. Norton resigned as Executive Vice President, Finance and Chief Financial Officer, effective October 2001.
(a) Represents premiums paid for group life insurance coverage over $50,000.
(b) Mr. Sullivan received $218 for premiums paid for group life insurance coverage over $50,000; $15,000 for moving expenses; $4,551 for personal auto expenses; and a $70,122 severance payment pursuant to our separation agreement with him dated May 23, 2001.
(c) Mr. Norton received $212 premiums paid for group life insurance coverage over $50,000 and a $171,500 severance payment pursuant to our separation agreement with him dated October 12, 2001.

Option Grants in Last Fiscal Year

   The following table shows grants of stock options that we made during the fiscal year ended December 29, 2001 to each of the named executive officers in the Summary Compensation Table, above.

                                                                              Potential Realizable
                                                                                Value at Assumed
                                                                                Annual Rates of
                                                                               Stock Appreciation
                              Individual Grants                               for Option Term (2)
----------------------------------------------------------------------------- --------------------
                                           % of Total
                                            Options
                     Number of Securities  Granted to  Exercise or
                      Underlying Options  Employees in Base Price  Expiration
        Name            Granted (#)(1)    Fiscal Year    ($/Sh)       Date      5%($)     10%($)
        ----         -------------------- ------------ ----------- ----------  --------  --------
Carene S. Kunkler...      1,325,000          32.15%       $0.36     8/16/11   $303,425   $760,550
Duane D. Kimble, Jr.        625,000          15.17%       $0.36     8/16/11   $143,125   $358,750
Craig H. Risk.......        300,000           7.28%       $0.36     8/16/11   $ 68,700   $172,200
Sandra K. Likes.....        250,000           6.07%       $0.36     8/16/11   $ 57,250   $143,500
William T. Sullivan.        100,000           2.43%       $0.50     5/23/05   $ 31,400   $ 79,700
James W. Norton.....             --             --           --          --         --         --

--------
(1) The options were granted pursuant to our 1992 Employee, Director and Consultant Stock Option Plan. The options granted to the named executive officers are incentive stock options and vest annually in three equal installments commencing one year from the date of grant, except for a non-qualified stock option that was granted to William T. Sullivan which vested immediately upon grant.
(2) In accordance with the rules of the Securities and Exchange Commission (the "SEC"), these columns provide the potential realizable value over the term of the option (the period from the grant date to the expiration date). We calculate this assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate, 5% and 10% compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are based on assumed rates of appreciation and do not represent an estimate of our future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the optionholder's continued employment with us through the option exercise period, and the date on which the option is exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                                   Number of Securities      Value of the Unexercised In-
                        Shares                    Underlying Unexercised         The-Money Options at
                       Acquired               Options at Fiscal Year-End (#)    Fiscal Year-End ($)(1)
                          on         Value    ------------------------------ ----------------------------
        Name         Exercise (#) Realized($) Exercisable      Unexercisable Exercisable    Unexercisable
        ----         ------------ ----------- -----------      ------------- -----------    -------------
Carene S. Kunkler(2)      --          --              0          2,209,921        0               0
Duane D. Kimble, Jr.      --          --              0            625,000        0               0
Craig H. Risk(2)....      --          --              0            863,603        0               0
Sandra K. Likes(2)..      --          --              0            336,486        0               0
William T. Sullivan.      --          --        100,000                  0        0               0
James W. Norton.....      --          --              0                  0        0               0

--------
(1) None of the unexercised options had exercise prices that were less than the closing sale price per share of our common stock as reported on the Over-the-Counter Bulletin Board on December 29, 2001.
(2) Includes options received in exchange for options of Eyeshop common stock in the Merger.

Compensation of Directors

   We have implemented a stock option program under our 1992 Employee, Director and Consultant Stock Option Plan for non-employee directors. The 1992 Employee, Director and Consultant Stock Option Plan, which terminates on November 30, 2002, provides for a grant to each non-employee director immediately following each annual meeting of stockholders of a non-qualified option to purchase up to 5,000 shares of our common stock, provided that on such date such director has been in the continued and uninterrupted service as a director for a period of at least one year. Each such option has an exercise price equal to the fair market value of our common stock on the date of grant and vests in equal annual installments over two years. On April 23, 2002, the board of directors resolved not to issue any more stock option grants under the 1992 Employee, Director and Consultant Stock Option Plan and each non-employee director waived his or her future right to receive the annual 5,000 share non-qualified stock option grant provided for in the 1992 Employee, Director and Consultant Stock Option Plan. In addition to the foregoing, on August 16, 2001, we issued options to the following directors all for services provided as our directors. Such options vest in equal installments over three years.

                                          No. of
                                       Common Stock   Exercise
                 Director             Options Granted  Price
                 --------             --------------- --------
                 E. Dean Butler......     175,000      $0.36
                 Christian E. Callsen     120,000      $0.39
                 William Connell.....      75,000      $0.36
                 William G. McLendon.      70,000      $0.36
                 Russell E. Taskey...     120,000      $0.36
                 Dino Tabacchi.......      75,000      $0.36

   We have paid a total of $18,462 to E. Dean Butler, the Chairman of the board of directors, in exchange for consulting services rendered to us and for his service as the Chairman of the board of directors during the fiscal year ended December 29, 2001.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

   We have an oral employment arrangement with Ms. Kunkler. Under the arrangement with Ms. Kunkler, we have agreed to employ her as the President and Chief Executive Officer for an initial term of three years at an annual salary of $210,000, subject to adjustment from time to time by the board of directors. The arrangement provides that Ms. Kunkler's term of employment will be extended automatically for additional two-year periods upon expiration of the initial term and each subsequent two-year period unless we or Ms. Kunkler provides notice to the other party that the term shall not be extended.

   We had entered into employment agreements with Messrs. Sullivan and Norton. Upon Mr. Sullivan's resignation as Chief Executive Officer on May 23, 2001, Mr. Sullivan's employment agreement was superseded by a Separation Agreement between us and Mr. Sullivan. Under the terms of the Separation Agreement, Mr. Sullivan will receive $219,200 payable over a two-year period and $15,000 for relocation expenses. Additionally, until the earlier of two years after the termination of Mr. Sullivan's employment or the acceptance of full time employment by Mr. Sullivan, he will receive $950 per month in lieu of benefits. In connection with the Separation Agreement, all prior grants to Mr. Sullivan of options to purchase our common stock were terminated and Mr. Sullivan entered into a Non-Qualified Stock Option Agreement under which he received options to purchase up to 100,000 shares of our common stock at an exercise price of $0.50 per share.

   Upon Mr. Norton's resignation as Executive Vice President, Finance and Chief Financial Officer, effective October 12, 2001, Mr. Norton's employment agreement was superseded by a Separation Agreement between us and Mr. Norton. Under the terms of the Separation Agreement, Mr. Norton received a payment of $171,500 in November 2001. Additionally, until the earlier of one year after the termination of Mr. Norton's employment or the acceptance of full time employment by Mr. Norton, he will receive $685 per month in lieu of benefits. In connection with the Separation Agreement, all prior grants to Mr. Norton of options to purchase our common stock were terminated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock and shares of our Series B Convertible Preferred Stock, in each case as of April 18, 2002, by (i) each stockholder known by us to own beneficially 5% or more of our outstanding shares of common stock, (ii) each current director, (iii) each named executive officer (as identified in the Summary Compensation Table above), and (iv) all directors and executive officers as a group:

                                            Common Stock       Preferred Stock
                                         Shares Beneficially Shares Beneficially
                                                Owned             Owned(1)
                                         ------------------  ------------------
  Name and Address**
  of Beneficial Owner                      Number    Percent   Number    Percent
  -------------------                    ---------   ------- ---------   -------
  Carlyle Venture Partners, L.P.(2)
     1001 Pennsylvania Avenue, N.W.
     Suite 220 South Washington, D.C.    6,208,467    17.4%  1,452,119     100%
  Ryan M. Schwarz(2)                     6,208,467    17.4%  1,452,119     100%
  Excalibur Investments B.V.(3)
     Leidseplein 98 1017 PP Amsterdam
     Postbus 782 1000 AT Amsterdam       7,807,685    25.4%          0      --
  Dino Tabacchi(3)                       7,807,685    25.4%          0      --
  E. Dean Butler(4)
     Mere Hall Broughton Green
     Droitwich Spa Worcestershire WR9
     7EE, England                        3,586,994    11.7%          0      --
  William G. McLendon(5)                   364,895     1.2%          0      --
  William T. Sullivan(6)                   241,990       *           0      --

                                                                                     Preferred Stock
                                                                                         Shares
                                                                 Common Stock Shares  Beneficially
                                                                 Beneficially Owned     Owned(1)
                                                                 ------------------  ---------------
Name and Address**
of Beneficial Owner                                                Number    Percent Number  Percent
-------------------                                              ----------  ------- ------  -------
Carene S. Kunkler(7)                                                684,742    2.2%    0       --
Russell E. Taskey(8)                                                 58,900      *     0       --
William Connell                                                     221,440      *     0       --
Christian E. Callsen(9)                                              32,000      *     0       --
Craig H. Risk(10)                                                   281,802      *     0       --
Duane D. Kimble, Jr.                                                      0      *     0       --
Sandra K. Likes(11)                                                 286,233      *     0       --
All Directors and executive officers as a group (12 persons)(12) 19,775,148   53.9%    0       --

*  Represents beneficial ownership of less than 1% of our common stock.

** Addresses are given for beneficial owners of more than 5% of our outstanding common stock.
--------
(1) The number of shares of common stock issued and outstanding on April 18, 2002 was 30,698,309 and the number of shares of Series B Convertible Preferred Stock issued and outstanding on April 18, 2002 was 1,452,119. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.
(2) The securities of the Company which are reported for Carlyle Venture Partners L.P. ("CVP") include securities directly beneficially owned by each of CVP, C/S Venture Investors, L.P. ("C/S"), Carlyle U.S. Venture Partners, L.P. ("CUS") and Carlyle Venture Coinvestment, L.L.C. ("CVC" and together with CVP, C/S and CUS, the "Carlyle Entities"), and indirectly beneficially owned by TCG Ventures, Ltd. ("Ventures Ltd."), the general partner of CVP and C/S, and TCG Ventures, L.L.C. ("Ventures LLC"), the general partner of CUS and the managing member of CVC, as follows: (A) the aggregate of 6,119,143 shares on a common stock equivalent basis (the "Securities") held by the Carlyle Entities include: (a) 1,221,999 shares of our common stock issued as stock dividends; (b) 3,243,900 shares of our common stock issuable upon conversion of 1,452,119 shares of Series B Convertible Preferred Stock; and (c) 1,720,633 shares of our common stock issuable upon exercise of warrants, after adjustment for anti-dilution rights; and (B) each of the Carlyle Entities directly beneficially owns the following Securities: (a) CVP owns 4,380,461 shares on a common stock equivalent basis, with sole voting and dispositive power relating thereto;
    (ii) C/S owns 894,592 shares on a common stock equivalent basis, with sole voting and dispositive power relating thereto; (iii) CUS owns 580,962 shares on a common stock equivalent basis, with sole voting and dispositive power relating thereto; and (iv) CVC owns 352,452 shares on a common stock equivalent basis, with sole voting and dispositive power thereto. Ventures LLC is the sole shareholder of Ventures Ltd. Each of CVP, C/S, CUS, CVC, Ventures Ltd. and Ventures LLC disclaim beneficial ownership of all securities of the Company directly beneficially owned by each of the other Carlyle Entities or deemed indirectly beneficially owned by Ventures Ltd. and/or Ventures LLC. Mr. Ryan M. Schwarz, a director of the Company is a non-managing member of CVC. Mr. Schwarz is also a principal of entities affiliated with CVC, Ventures LLC and Ventures Ltd. Mr. Schwarz disclaims beneficial ownership of all securities of the Company directly or indirectly owned by CVC, Ventures LLC or any other affiliate of any of the Carlyle Entities, except to the extent of his pecuniary interests therein. Each of the Carlyle Entities, Ventures Ltd. and Ventures LLC and Mr. Schwarz disclaim being part of a "group" for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, or for any other purpose.
(3) Includes 6,000,000 shares of common stock held by Excalibur Investments B.V. ("Excalibur") and 1,807,685 shares of our common stock held by Euro Ventures Equity Holding B.V. ("Euro Ventures"), a wholly owned subsidiary of Excalibur, Mr. Tabacchi, a member of our board of directors, is the majority shareholder of Edec Holdings s.r.l ("Edec"). Excalibur is a wholly owned subsidiary of Edec. Mr. Tabacchi may be deemed to share beneficial ownership of shares owned by Excalibur, but Mr. Tabacchi disclaims any such beneficial ownership. Mr. Tabacchi's address is the same as the address for Excalibur.
(4) Includes 43,243 shares of common stock issuable upon exercise of stock options within 60 days after April 18, 2002.
(5) Includes 65,000 shares of common stock issuable upon exercise of stock options within 60 days after April 18, 2002. Also includes 23,000 shares of common stock held by a member of Mr. McLendon's immediate family of which Mr. McLendon disclaims beneficial ownership.
(6) Includes 100,000 shares of common stock issuable upon exercise of stock options within 60 days after April 18, 2002. Mr. Sullivan resigned his positions as President and Chief Executive Officer and Class B director, effective May 23, 2001.
(7) Includes 442,461 shares of common stock issuable upon exercise of stock options within 60 days after April 18, 2002.
(8) Includes 40,000 shares of common stock issuable upon exercise of stock options within 60 days after April 18, 2002.
(9) Includes 5,000 shares issuable upon exercise of stock options within 60 days after April 18, 2002. Mr. Callsen has resigned his position as Chairman of the board of directors, but remained as a Class B director, effective May 23, 2001.
(10) Includes 281,802 shares of common stock issuable upon exercise of stock options within 60 days after April 18, 2002.
(11) Includes 43,243 shares of common stock issuable upon exercise of stock options within 60 days after April 18, 2002.
(12) See footnotes 2-11 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On November 25, 1997, we closed upon the sale of an aggregate of 1,452,119 shares of Series B Convertible Preferred Stock and Class I (Mirror) and Class II Warrants to Carlyle Venture Partners, L.P., C/S Venture Investors, L.P., Carlyle U.S. Venture Partners, L.P., and Carlyle Venture Coinvestment, L.L.C. (collectively, the "Purchasers") for a net purchase price of $4,582,000. The Series B Convertible Preferred Stock was purchased at a price lower than market value, and as a result, we accounted for the difference of $1,953,000 as a dividend to the holders of the Series B Convertible Preferred Stock. Each share of Series B Convertible

Preferred Stock is convertible into one share of our common stock, subject to adjustment as further described below, at the Purchasers' option at any time and at our option if the price per share of common stock during any period of thirty consecutive trading days equals or exceeds $7.00 at any time during the first three years or $9.00 at any time thereafter.

   The holders of the Series B Convertible Preferred Stock have the right to appoint one director to our board of directors. In May 2000, the Purchasers appointed Ryan M. Schwarz, then a Vice President of The Carlyle Group, to our board of directors. The Class I (Mirror) Warrants entitled the Purchasers to purchase an amount of shares of our common stock equal to an aggregate of up to 19.9% of the shares of our common stock then purchasable under our outstanding warrants and options on the same terms and conditions of certain existing warrant and option holders. The Purchasers are obligated to exercise the Class I (Mirror) Warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. As of December 29, 2001, we had outstanding 62,884 Class I (Mirror) Warrants. The Class II Warrants entitle the Purchasers to purchase up to an aggregate of 679,684 shares of common stock at an exercise price of $2.99 per share for a term that expires in November 2002, which number of shares of our common stock purchasable pursuant to the Class II Warrants increased and exercise price per share decreased in connection with the triggering of applicable anti-dilution provisions resulting from the Merger on July 20, 2001. The Purchasers are entitled to "shelf" registration rights and "piggyback" registration rights with respect to the shares of common stock underlying the Series B Convertible Preferred Stock, the Class I Warrants and the Class II Warrants.

   Upon a change of control, defined as (i) a change in any person or group obtaining a majority of the securities ordinarily having the right to vote in an election of directors; (ii) during any two year period, the individuals who at the beginning of the period constituted our board of directors no longer constitute a majority of the board of directors; (iii) any merger, consolidation, recapitalization, reorganization, dissolution or liquidation which results in the current stockholders no longer owning more than 50% of the voting securities; (iv) any sale, lease exchange or other transfer of all, or substantially all, of our assets; or (v) the adoption of a plan leading to our liquidation or dissolution, at the option of the Purchasers, we would be required to redeem the Series B Convertible Preferred Stock at a price equal to 105% of the offering price, subject to certain adjustments, plus accrued and unpaid dividends.

   On May 23, 2001, we entered into an agreement with the Purchasers which was effective upon the closing of the Merger. Pursuant to the agreement:

  . upon conversion of the Series B Convertible Preferred Stock, the Purchasers will be entitled to receive 3,243,900 shares of our common stock in satisfaction of the Purchasers' rights to receive anti-dilution protection in connection with the transactions contemplated by the Merger and a financing to follow;

  . the Purchasers (i) waived their rights to anti-dilution protection with respect to any of our future obligations to issue securities and (ii) waived their rights to receive the option to purchase additional shares of our common stock pursuant to the Class I (Mirror) Warrants with respect to future issuances of warrants and options, all in exchange for our issuance to the Purchasers of warrants to purchase an aggregate of up to 1,000,000 shares of our common stock at an exercise price of $0.20 per share on July 20, 2001;

  . we satisfied our obligations to pay dividends on the Series B Convertible Preferred Stock for between January 1, 2001 and November 1, 2001 by issuing an aggregate of 1,221,999 shares of our common stock in installments of 967,050 shares on August 1, 2001, and 254,949 shares on November 1, 2001;

  . dividends accruing on the Series B Convertible Preferred Stock after November 1, 2001 will accrue as cash dividends and be paid promptly in cash upon the earliest to occur of (i) the merger, consolidation, reorganization, recapitalization, dissolution or liquidation where our stockholders immediately following the consummation of such transaction no longer own more than 50% of our voting securities, (ii) the sale, lease, exchange or other transfer of all or substantially all of our assets, (iii) the consummation of an equity financing in which proceeds to us, net of transaction costs, are greater than or equal to $10 million, (iv) the end of the first twelve month period in which earnings before income taxes, depreciation and amortization are equal to or greater than $5 million or (v) the refinancing of our outstanding indebtedness to Fleet Bank; and

  . the Purchasers waived their right to more than one designee to our board of directors.

   Pursuant to the Merger, options to purchase Eyeshop common stock held by E. Dean Butler were exchanged for immediately exercisable options to purchase up to 242,281 shares of our common stock and options which are exercisable over a two year period to purchase up to an additional 86,485 shares of our common stock. In addition, pursuant to the terms of the Merger Agreement, shares of Eyeshop common stock held by Dengar L.P., a limited partnership in which Mr. Butler was general partner at the time of the Merger, were exchanged for 950,814 shares of our common stock. Subsequent to the closing of the Merger, Dengar L.P. was dissolved and the shares of our common stock held by Dengar L.P. were distributed to its former partners, including Mr. Butler.

   Pursuant to the Merger, options to purchase Eyeshop common stock held by Carene Kunkler, our President and Chief Executive Officer and a director, were exchanged for immediately exercisable options to purchase up to 242,281 shares of our common stock and options which are exercisable over a two-year period to purchase up to an additional 884,921 shares of our common stock.

   Pursuant to the Merger, shares of Eyeshop Series A Preferred Stock held by William Connell, a director, were exchanged for 221,440 shares of our common stock. Pursuant to the merger, 31,429 shares of Eyeshop Series A Preferred Stock owned by Euro Ventures Equity Holding B.V. ("Euro Ventures"), a wholly owned subsidiary of Excalibur Investments B.V., ("Excalibur") were exchanged for 307,690 shares of our common stock. Pursuant to the Stock Purchase Agreement, Euro Ventures purchased 551,299 shares of our common stock and Excalibur purchased 2,205,193 shares of our common stock. Pursuant to the Second Stock Purchase Agreement, Euro Ventures purchased 948,701 shares of our common stock and Excalibur purchased 3,794,807 shares of our common stock. Dino Tabacchi, one of our directors, is a majority Stockholder of Edec Holdings s.r.l ("Edec"). Excalibur is a wholly owned subsidiary of Edec.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(A)(1).  INDEXTO CONSOLIDATED FINANCIAL STATEMENTS COVERED BY REPORT OF
                     INDEPENDENT AUDITORS

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

   . Consolidated Statements of Stockholders' Equity for the Years Ended
     December 29, 2001, December 30, 2000 and December 25, 1999, respectively

   . Consolidated Statements of Cash Flows for the Years Ended December 29,
     2001, December 30, 2000 and December 25, 1999, respectively

   . Notes to Consolidated Financial Statements

ITEM 14(A)(2).  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Cincinnati, Ohio on April 29, 2002.

                                          SIGHT RESOURCE CORPORATION

                                                    /s/  CARENE KUNKLER
                                          By: _______________________________
                                                       Carene Kunkler
                                               President and Chief Executive
                                                          Officer