Form 10-Q
period 2002-03-30
SIGHT RESOURCE CORP
filed 2002-05-14
CIK 895651

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

       For Quarterly Period Ended March 30, 2002 Commission File Number 0-21068
                                  --------------                        -------

                           Sight Resource Corporation

--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                       04-3181524
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)

       6725 Miami Avenue, Suite 102, Cincinnati, OH               45243
--------------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)

                                (513) 527-9700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
                (Former name, former address and former fiscal
                   year, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X    No______
                                                           ------

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

On May 10, 2002, 30,667,709 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                           SIGHT RESOURCE CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                      Page
                                                                                                    ----
 Item 1. Financial Statements

         Consolidated Balance Sheets as of March 30, 2002 and
         December 29, 2001                                                                          1

         Consolidated Statements of Operations for the Three
         Months Ended March 30, 2002 and March 31, 2001                                             2

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 30, 2002 and March 31, 2001                                             3

         Notes to Consolidated Financial Statements                                                 4

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                      7

 Item 3. Quantitative and Qualitative Disclosures about Market Risk                                17

PART II. OTHER  INFORMATION

Item 1.  Legal Proceedings                                                                         17

Item 2.  Changes in Securities and Use of Proceeds                                                 17

         Signatures                                                                                18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                          SIGHT RESOURCE CORPORATION
                          Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                 As of                   As of
                                                                            March 30, 2002         December 29, 2001
                                                                        -----------------------  --------------------
Assets                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                                           $  1,065              $  1,356
   Accounts receivable, net of allowance of $1,758 and $1,915,
   respectively                                                                           3,036                 2,613
   Inventories                                                                            4,907                 4,666
   Prepaid expenses and other current assets                                                420                   395
                                                                        -----------------------  --------------------
     Total current assets                                                                 9,428                 9,030
                                                                        -----------------------  --------------------

Property and equipment, net                                                               2,539                 2,729

Other assets:
   Intangible assets, net                                                                19,605                19,770
   Web site development                                                                   2,288                 2,288
   Other assets                                                                             120                   127
                                                                        -----------------------  --------------------
         Total assets                                                                  $ 33,980              $ 33,944
                                                                        =======================  ====================

Liabilities and Stockholders' Equity
Current liabilities:
   Revolver notes payable                                                               $ 2,500               $ 2,500
   Current portion of long term debt                                                      5,659                 5,979
   Current portion of capital leases                                                         10                    10
   Accounts payable                                                                       5,741                 5,789
   Accrued expenses                                                                       1,792                 1,813
   Dividends payable                                                                        127                     -
                                                                         ----------------------  --------------------
      Total current liabilities                                                          15,829                16,091
                                                                         ----------------------  --------------------

Non-current liabilities:
  Long term debt, less current  maturities                                                  929                   928
  Capital leases                                                                             15                    17
                                                                        -----------------------  --------------------
    Total non-current liabilities                                                           944                   945
                                                                        -----------------------  --------------------

Series B redeemable convertible preferred stock
    1,452,119 shares issued and outstanding                                               6,535                 6,535

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 5,000,000
     shares; no shares of Series A issued and outstanding                                    --                    --
   Common Stock, $.01 par value.  Authorized 50,000,000
     shares; 30,698,309 at March 30, 2002
     and 29,597,703 at December 29, 2001 shares
     issued and outstanding                                                                 307                   296
   Additional paid-in capital                                                            41,672                41,810
   Treasury stock at cost, 30,600 shares at March 30, 2002
       and December 29, 2001                                                               (137)                 (137)
   Accumulated deficit                                                                  (31,170)              (31,596)
                                                                        -----------------------   -------------------
    Total stockholders' equity                                                           10,672                10,373
                                                                        -----------------------   -------------------
                                                                                        $33,980               $33,944
                                                                        ========================  ====================

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                                                       Three Months Ended
                                                                         -------------------------------------------------
                                                                              March 30, 2002          March 31, 2001
                                                                              --------------          --------------
                                                                                (unaudited)             (unaudited)
Net  revenue                                                              $    15,276               $   16,059

Cost  of  revenue                                                               4,367                    4,918
                                                                          ------------              -----------

Gross  profit                                                                  10,909                   11,141

Selling, general  and  administrative  expenses                                10,290                   11,189
                                                                          ------------              -----------

Income  (loss)  from  operations                                                  619                      (48)

Interest  expense,  net                                                          (189)                    (236)
                                                                          ------------              -----------

Income (loss)  before  taxes                                                      430                     (284)

Income  tax  expense                                                                4                       21
                                                                          ------------              -----------

Net  income  (loss)                                                               426                     (305)
                                                                          ------------              -----------

Dividends on redeemable convertible preferred stock                               127                       -
                                                                          ------------              -----------

Net  income (loss) attributable to common  stockholders                   $       299               $     (305)
                                                                          ------------              -----------

Basic and  diluted  income (loss)  per  common  share                     $      0.01               $    (0.03)
                                                                          ------------              -----------

Weighted average number of common shares outstanding:
        Basic                                                              29,961,000                9,260,000
                                                                          ------------              -----------
        Diluted                                                            31,952,000                9,260,000
                                                                          ------------              -----------

          See accompanying notes to consolidated financial statements.

                          SIGHT RESOURCE CORPORATION
                     Consolidated Statements of Cash Flows
                               (In thousands)

                                                                                          Three Months Ended
                                                                               -----------------------------------------
                                                                                 March 30, 2002       March 31, 2001
                                                                               -------------------- --------------------
                                                                                             (unaudited)
Operating activities:
   Net income (loss)                                                                   $ 426                  $ (305)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                      466                      915
      Amortization and write-off of deferred financing costs                              --                       57
      Changes in operating assets and liabilities:
         Accounts receivable                                                           (423)                    (210)
         Inventories                                                                   (241)                      669
         Prepaid expenses and other current assets                                      (25)                    (296)
         Accounts payable and accrued expenses                                          (71)                    (317)
                                                                               --------------          --------------
             Net cash provided by operating activities                                   132                      513
                                                                               --------------          --------------

Investing activities:
   Purchases of property and equipment                                                 (111)                    (124)
   Other assets (liabilities)                                                              7                    (117)
                                                                               --------------          --------------
         Net cash used in investing activities                                         (104)                    (241)
                                                                               --------------          --------------

Financing activities:
   Principal payments                                                                  (319)                     (12)
                                                                               --------------          --------------
         Net cash used in financing activities                                         (319)                     (12)
                                                                               --------------          --------------

Net increase (decrease) in cash and cash equivalents                                   (291)                      260

Cash and cash equivalents, beginning of period                                         1,356                      532
                                                                               --------------          --------------

Cash and cash equivalents, end of period                                             $ 1,065                    $ 792
                                                                               ==============          ==============

Supplementary cash flow information:
         Interest paid                                                                 $ 231                    $ 241
         Income taxes paid                                                             $  21                    $  49

          See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

     (a) Nature of Business

     Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services.

     (b) Eyeshop Merger

     In July 2001, the Company merged with eyeshop.com, inc. ("Eyeshop"), an early-stage optical development company established by E. Dean Butler in late 1999. Concurrent with the merger, there were two Common Stock Purchase Agreements whereby the former shareholders of Eyeshop purchased additional shares of the Company. It was anticipated that, following the merger, available cash resources of the combined companies would be devoted to continuation and improvement of the business of the Company, with a decision to be made at a future date as to when the Eyeshop development activities should be resumed. As of March 30, 2002, no decision had been made to resume Eyeshop development activities.

     Pursuant to a merger agreement, former Eyeshop stockholders are also entitled to receive additional shares of the Company's common stock if and when certain options, warrants and other rights to receive the Company's common stock that were held by the Company's security holders as of May 23, 2001 are exercised. The Company issued a total of 7,306,662 shares of common stock to former Eyeshop stockholders and assumed 1,757,096 stock options in connection with the merger.

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

                           SIGHT RESOURCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission the ("SEC"). In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 30, 2002 and the results of its operations and cash flows for the periods presented.

     The Company's fiscal year ends on the last Saturday in December. Each quarter represents a 13-week period, except during a 53-week year in which case one quarter represents a 14-week period. The quarters ended March 30, 2002 and March 31, 2001 were 13-week periods. Fiscal years 2002 and 2001 are 52-week fiscal years.

     The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 29, 2001.

(3)  GOODWILL AND INTANGIBLE ASSETS

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141") effective July 1, 2001 and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), effective December 30, 2001. Statement 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company has up to six months from the adoption of Statement 142 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. Statement 142 also requires intangible assets with estimated useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment. As of March 30, goodwill had a value of $14,305,000 and other intangibles with a definite useful life value of $5,300,000.

     Based on preliminary independent third party enterprise valuations of each of the Company's reporting units, the Company does not expect to recognize any impairment of its goodwill and intangible assets upon adoption of Statement 142. The Company will have its initial review of Statement 142 complete during the second quarter 2002.

     In the first three months of 2001, $261,000 of goodwill amortization was included in selling, general and administrative expenses. The net loss for the first three months of 2001 without goodwill amortization would have been $44,000. No goodwill amortization was incurred during the first quarter of 2002. For the year ended December 29, 2001, goodwill amortization of $1,046,000 was included in selling, general and administrative expenses. The net loss for the year ended December 29, 2001 without goodwill amortization would have been $4,441,000. In accordance with Statement 142, the Company will test each reporting unit's goodwill for impairment as of end of the fiscal year.

                           SIGHT RESOURCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)  EARNINGS PER SHARE

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for the three months ended March 30, 2002 and March 31, 2001:

                                                                               Three Months Ended
                                                                     ---------------------------------------
                                                                      March 30, 2002         March 31, 2001
                                                                     ---------------         ---------------
                                                              (In thousands, except share and per share data)
Basic Income (Loss) Per Share
Net income (loss)                                                              $  426               $ (305)

                                                                   -------------------    ------------------
Net income (loss) available to common stockholders
                                                                                  299                 (305)
                                                                   ===================    ==================
Weighted average common shares outstanding                                 29,961,000             9,260,000
Net income (loss) per share                                                    $ 0.01               $(0.03)
                                                                   ===================    ==================

Diluted Income (Loss) Per Share
Net income (loss)                                                              $  426               $ (305)

                                                                   -------------------    ------------------
Net income (loss) available to common stockholders
                                                                                  299                 (305)
                                                                   ===================    ==================
Weighted average common shares outstanding                                 29,961,000             9,260,000
Convertible preferred stock                                                         0                     0
Pro Rata Portion of Kent Common Stock                                         738,000                     0
Options and warrants                                                        1,253,000                     0
                                                                   -------------------    ------------------
Weighted average common shares outstanding and
potential shares                                                           31,952,000             9,260,000
                                                                   ===================    ==================
Net income (loss) per share                                                    $ 0.01               $(0.03)
                                                                   ===================    ==================

     Outstanding options, warrants and convertible preferred stock were not included in the computation of diluted loss per share for the three months ended March 30, 2002 and March 31, 2001, because they would have been antidilutive. The following table presents the number of shares of common stock underlying outstanding options, warrants and convertible preferred stock, which shares were not included in such computation of diluted loss per share.


                                                                               Three Months Ended
                                                                   ---------------------------------------
                                                                   March 30, 2002         March 31, 2001
                                                                   -----------------     -----------------
     Options                                                             4,449,500                      0
     Warrants                                                              942,568                      0
     Convertible preferred stock                                         3,243,900              1,452,119
                                                                  ------------------    ------------------
     Total                                                               8,635,968              1,452,119
                                                                  ==================    ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company manufactures, distributes and sells eyewear and related products and services. As of March 30, 2002, the Company's operations consisted of 116 eye care centers, and one optical laboratory and distribution center, and was one of the fifteen largest providers in the United States based upon annual sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services.

     The Company operates one optical laboratory and distribution center. The regional optical laboratory provides complete services to the Company's eye care centers, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution center provides and maintains an inventory of all accessories and supplies necessary to operate an eye care center, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. Management believes that the optical laboratory and distribution center has the capacity to accommodate additional multi-site eye care centers. In early 2001, the Company operated two regional optical laboratories and three distribution centers. During 2001, one laboratory and two distribution centers were closed and their operations were consolidated into the remaining laboratory and distribution center. The laboratory and distribution centers were closed in an effort for the Company to realize greater operating efficiencies from lower inventories and lower payroll costs.

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

RESULTS OF OPERATIONS

Three Months Ended March 30, 2002 and March 31, 2001

     Net Revenue. During the three months ended March 30, 2002, the Company generated net revenue of $15,276,000, as compared to net revenue of $16,059,000 for the three months ended March 30, 2001. The decrease of $783,000, or 4.9%, in net revenue primarily relates to six less eye care centers operating during the three months ended March 30, 2002 as compared to the corresponding period in 2001.

     Cost of Revenue. Cost of revenue decreased from $4,918,000 for the operation of the Company's 122 eye care centers during the three months ended March 31, 2001 to $4,367,000 for the operation of the Company's 116 eye care centers during the three months ended March 30, 2002. Cost of revenue as a percentage of net revenue decreased from 30.6% for the three months ended March 31, 2001 to 28.6% for the three months ended March 30, 2002. The improvement as a percentage of net revenue primarily reflects the consolidation of optical laboratory operations, improved margins on frames and slightly higher eye exam revenue. Cost of revenue principally consisted of the cost of manufacturing, purchasing and distributing optical products to customers of the Company.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $10,290,000 for the three months ended March 30, 2002 from $11,189,000 for the three months ended March 31, 2001. The decrease of $899,000 primarily relates to reduced staffing levels and lower amortization expenses of $261,000 resulting from the Company's adoption of Statement 142. Selling, general and administrative expenses, as a percentage of net revenue, decreased from 69.7% for the three months ended March 31, 2001 to 67.4% for the three months ended March 30, 2002.

     The Company adopted Statement 142 as of December 30, 2001 and has up to six months from the date of adoption to complete its determination of the fair value of each of the Company's reporting units. Based on preliminary independent third party enterprise valuations of each of the Company's reporting units, the Company does not expect to recognize any impairment of its goodwill and intangible assets upon completion of such determinations. Further, under the new guidelines set forth in Statement 142, the Company ceased amortization of its goodwill, which reduced selling, general and administrative expenses for the three months ended March 30, 2002 by $261,000 compared to the three months ended March 31, 2001.

     Interest Expense, Net. Interest expense, net decreased to $189,000 for the three months ended March 30, 2002 from $236,000 for the three months ended March 31, 2001. The decrease of $47,000 is primarily associated with a lower average balance of debt outstanding during the three months ended March 30, 2002 as compared to the corresponding period in 2001.

     Income Tax Expense. The Company has a significant net operating loss carryforward and as such provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income.

     Net Income (Loss). The Company realized a net income of $426,000 for the three months ended March 30, 2002 as compared to a net loss of $305,000 for the three months ended March 31, 2001.

     Dividends on Redeemable Convertible Preferred Stock. During the three months ended March 30, 2002 the Company accrued $127,000 for cash dividends payable to the redeemable convertible preferred stockholders. The dividends are accruing pursuant to an agreement dated May 21, 2001 and are scheduled to be paid at the earlier of the Company's following conditions, as outlined in the letter with the redeemable convertible preferred stockholder:

(i) the merger, consolidation, reorganization, recapitalization, dissolution or liquidation of the Company where the stockholders of the Company immediately following the consummation of the merger no longer own more than 50% of the voting securities of the Company; (ii) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Company; (iii) the consummation of an equity financing by the Company in which proceeds to the Company, net of transaction costs, are greater than or equal to $10,000,000;
(iv) the end of the first twelve month period in which earnings before income taxes, depreciation and amortization are equal to or greater than $5,000,000; or
(v) or the refinancing of the Company's outstanding indebtedness to Fleet Bank. The Company is presently unable to predict when the cash dividend will be paid.

     Net Income (Loss) Attributable to Common Stockholders. The Company realized a net income attributable to common stockholders of $299,000, or $0.01 per share, for the three month period ended March 30, 2002 as compared to a net loss of $305,000, or $0.03 per share, for the three month period ended March 31, 2001. The per share net income for the three months ended March 30, 2002 and the per share loss for the three months ended March 31, 2001, were affected by an increase in the number of outstanding shares of common stock primarily due to the closing of the merger with Eyeshop and related stock purchase transactions that occurred between May 23, 2001 and July 20, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 30, 2002, the Company had $1,065,000 in cash and cash equivalents and a working capital deficit of $6,401,000 in comparison to $1,356,000 in cash and cash equivalents and working capital deficit of approximately $7,061,000 million as of December 29, 2001. The reduction in working capital deficit of $660,000 is primarily due to the increase of accounts receivables and inventories and a decrease in outstanding indebtedness. The largest portion of the net working capital deficit at March 30, 2002 was debt of $7,870,000 that matures on December 31, 2002. The Company may need to raise additional funds during 2002 to replace maturing bank debt and may seek to raise those funds through additional financings, including public or private equity offerings. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to limit its operations, which would have a material and adverse affect on the Company. In addition, in its report on the Company's consolidated financial statements as of and for the periods ended December 29, 2001, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses and its potential inability to pay its outstanding debts.

     On March 26, 2001, the Company entered into a Third Modification Agreement (as defined below) with Fleet Bank that, among other things, extended the maturity date of the loans to December 31, 2002. The Third Modification Agreement required that the Company obtain equity financing in the amount of $1,000,000 by May 2001. On May 14, 2001, the Company entered into the Amended and Restated Third Modification Agreement which extended the date for an equity infusion from May 2001 to July 2001. In July 2001, the Company obtained equity proceeds of $1,750,000.

     Effective April 1, 1999, the Company acquired all of the outstanding shares of capital stock of Kent Optical Company and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5,209,000 in cash, $1,000,000 in notes payable over three years and 160,000 shares of common stock. In addition, the Company offered to issue additional consideration to the Kent stockholders if the market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001, which the market price of the common stock did not achieve. The amount of additional consideration due to the Kent stockholders for each share of common stock issued in the acquisition and held by them on April 23, 2001 is equal to the difference between $5.00 and the greater of (a) the market price of the common stock on April 23, 2001 or (b) $2.73. At the Company's option, the additional consideration may be paid to the Kent stockholders in cash or in additional shares of the Company's common stock valued at its market price on the date that the additional consideration becomes payable to the Kent stockholders. At the time of acquisition, the Company included the value of this additional consideration in its determination of the purchase price. As a result of the Company's obligation to issue additional consideration to the former Kent stockholders, on February 7, 2002, the Company entered into a settlement agreement in which it agreed to pay such additional consideration by issuing 1,100,636 shares of its common stock to the former Kent stockholders. The shares were issued on February 27, 2002. Also, as part of this settlement, the Company renegotiated the terms of the remaining amounts owed under the notes payable.

     As of March 30, 2002, the Company had warrants outstanding which provide it with potential sources of financing as outlined below. However, because the current market value of the Company's common stock is significantly less than the exercise prices for most of the warrants with the greatest potential for proceeds, it is unlikely that any significant proceeds will be realized by the Company.

                                                                                       Exercise
                                                                         Potential     Price      Expiration
                           Securities                        Number      Proceeds      Per Share     Date
                           ----------                        ---------  ----------     ---------     ----
Carlyle Warrants.......................................      1,000,000    $200,000     $  0.20    January 2009

Class II Warrants......................................        679,684   2,100,224        3.09    November 2002
Bank Austria AG, f/k/a Creditanstalt, Warrants.........        150,000     693,750        4.63    December 2003
Fleet Warrants.........................................         50,000      25,500        0.51    August 2010
Fleet Warrants.........................................         50,000       7,810        0.16    December 2010
                                                             ---------  ----------
                                                             1,929,684  $3,027,284
                                                             =========  ==========

     The Company also has outstanding 62,884 Class I Warrants. The Class I Warrants entitle the holder to purchase an amount of shares of the Company's common stock equal to an aggregate of up to 19.9% of the shares of common stock purchasable under the Company's warrants and options outstanding as of October 9, 1997, which have not subsequently terminated or expired, on the same terms and conditions of existing warrant and option holders. The purchaser is obligated to exercise these warrants at the same time the options and warrants of existing holders are exercised, subject to certain limitations. The amount of proceeds from the exercise of these Class I Warrants cannot be estimated at this time. However, for the same reasons stated above, it is unlikely that any proceeds would be realized by the Company.

     On April 15, 1999, the Company entered into a credit agreement (the "1999 Agreement") with Fleet National Bank ("Fleet") pursuant to which the Company could borrow $10,000,000 on an acquisition line of credit, of which $7,000,000 is on a term loan basis and $3,000,000 is on a revolving line of credit basis, subject to certain performance criteria and an asset-related borrowing base for the revolver. The performance criteria include, among others, financial condition covenants such as net worth requirements, indebtedness to net worth ratios, debt service coverage ratios, funded debt coverage ratios, and pretax profit, net profit and EBITDA requirements.

     At December 25, 1999, the Company was not in compliance with the following financial covenants of the 1999 Agreement: minimum net worth, minimum debt service coverage, maximum funded debt service coverage and minimum net profit. However, on March 31, 2000, the Company and Fleet entered into a modification agreement (the "Original Modification Agreement") that amended the 1999 Agreement in order to, among other things, waive the Company's default, adjust certain covenants to which the Company is subject and terminate the acquisition line of credit. In addition, the Original Modification Agreement limited the revolving line note to $2,500,000 and the term loan to $6,750,000 and established the maturity date for each of these credit lines as March 31, 2001. As part of the Original Modification Agreement, the Company issued to Fleet warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.51 per share, which was equal to the average closing price of the common stock for the last five trading days for the month of August 2000, and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.156 per share, which was equal to the average closing price of the Company's common stock for the last five trading days for the month of December 2000. In August 2000, as a result of a bank merger, Sovereign Bank of New England ("Sovereign") became the successor party to Fleet in the 1999 Agreement and the Original Modification Agreement.

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

     On March 26, 2001, the Company and Sovereign entered into the Third Modification Agreement (the "Third Modification Agreement") that amended the terms of the Original Modification Agreement and the Second Modification Agreement in order to, among other things, waive the Company's default, adjust or delete certain covenants to which the Company was subject, change the repayment terms and extend the maturity date of the loans to December 31, 2002. In addition, the Third Modification Agreement required that the Company close an equity financing of at least $1,000,000 with third party investors on or before May 31, 2001. The Third Modification Agreement established the following annual interest rates for both the revolving line and term loans: (i) from February 1, 2001 through September 30, 2001 - six (6%) percent, (ii) from October 1, 2001 through December 31, 2001 - seven (7%) percent, (iii) from January 1, 2002 through December 31, 2002 - prime rate subject to a minimum rate of eight (8%) percent and a maximum rate of eleven (11%) percent. The scheduled monthly principal payments did not begin until July 1, 2001 and were set as $30,000 from July 1, 2001 through December 31, 2001, and $100,000 from January 1, 2002 through December 31, 2002. On May 14, 2001, the Company entered into the Amended and Restated Third Modification Agreement which restated the terms described above and extended the date for which the Company was required to close an equity financing to July 2001. In August 2001, Sovereign sold the loan back to Fleet.

     As of March 30, 2002, the Company's outstanding indebtedness under the 1999 Agreement was $2,500,000 under the revolving line of credit and $5,370,000 under the term loan.

     The Company was in compliance with the covenants contained in the Amended and Restated Third Modification Agreement for the three months ended March 30, 2002. The Company has obtained waivers from the bank for all breaches of loan covenants to date, but the Company may not receive waivers for any future breaches that may occur. Any breach that is not waived may result in the bank declaring the breach to be a default under the 1999 Agreement, which would require immediate repayment of all outstanding principal and accrued interest at a time when the Company may not be able to repay the bank.

     On July 20, 2001, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 23, 2001 by and among the Company, Eyeshop Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("EAC"), and eyeshop.com, inc. ("Eyeshop"), EAC merged with and into Eyeshop (the "Merger") and Eyeshop became a wholly-owned subsidiary of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the provisions of Statement 141, effective July 1, 2001 and Statement 142, effective December 30, 2001. Statement 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill), which totaled $14,305,000 million at December 30, 2001, is impaired as of December 30, 2001, the date of adoption. To accomplish this, the Company has identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption, which is July 1, 2001 for the Company. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     Based on preliminary independent third party enterprise valuations of each of the Company's operating units, the Company does not expect to recognize any impairment of its goodwill and intangible assets upon adoption of Statement 142. During the second quarter 2002, the Company expects to finalize the enterprise evaluations. Further, under the Statement 142's new guidelines, the Company ceased amortization of its goodwill, which favorably impacts the first quarter of 2002 by $261,000 compared to the prior year first quarter. During the three months ended June 2002, the Company expects to finalize the enterprise evaluations.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants identify and describe their most "critical accounting policies" in Management's Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following of the Company's accounting policies fit this definition.

     Revenue Recognition and Allowance for Bad Debts

     The Company recognizes revenue from the sale of eyewear at the time an order is complete and revenue from eyecare services when the service is performed. The Company has fee for service arrangements with most of its third party payers. The Company recognizes revenue with third party payers net of contractual allowances. The level of management judgment used to determine revenue is small.

     Because of various circumstances, such as changes in third party plan contractual allowances, changes in patient co-pays, and goods or services denied by third party payers, the Company reviews the agings of receivables from third party payers and patients on at least a monthly basis. Sometimes claims have incomplete or inaccurate information, and the Company re-submits those claims to the third party payer. If amounts are denied by the third party payer and the Company has recourse to the patient, the Company pursues payment from the patient. Based on the Company's history of collectibility of older third party payer and patient receivables, the Company provides a reserve for uncollectibility.

At March 30, 2002 and December 29, 2001, the Company had reserved for 37% and 42% respectively of the gross amount of the outstanding third party payer and patient receivables. If actual collectibility of these receivables is significantly different from management's estimate, it could have a material (favorable or unfavorable) result on the operating results and liquidity of the Company.

     Impairment of Long Lived Assets

     The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the book value of those items. The Company's cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. In performing this analysis, the Company considers such factors as current results, trends and future prospects, in addition to other economic factors. Based on those analyses during the years 1999 through 2001, the Company did not record any charges for the impairment of long-lived assets. At March 30, 2002, the Company had long-lived assets, including goodwill and other intangibles of $19,605,000, property and equipment of $2,539,000, and web site development costs of $2,288,000.

     Conditions that could cause future impairment are deterioration of on-going or forecasted operating results resulting from increased competition, a recession in the United States or lack of liquidity causing the Company to limit its operations. If one or more of these conditions occur, the future analyses may indicate that certain long-lived assets are impaired, at which time the Company would recognize an impairment charge. That impairment charge may be material and have a significant impact on the Company's results of operations.

     Further, the Company's software development relates to software acquired in the Eyeshop merger. It was anticipated that, following the merger, available cash resources of the combined companies would be devoted to continuation and improvement of the business of the Company, with a decision to be made at a future date as to when the Eyeshop development activities should be resumed. As of March 30, 2002, no decision had been made to the timing of resuming Eyeshop web site development activities. If the Company were to make a future decision to not resume development of this web site, then it is possible that the Company may have to recognize an impairment charge up to the entire amount of $2,288,000 and that charge may have a material impact on the Company's results of operations.

     Income Taxes

     The Company has a history of unprofitable operations and these losses have generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $28,074,000 million as of December 29, 2001. Generally accepted accounting principles require that the Company records a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to the Company's history of unprofitable operations, the Company has not recognized any of this net deferred tax asset. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income.

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

BUSINESS RISKS AND CAUTIONARY STATEMENTS

         Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.

         The Company does not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RISKS RELATED TO THE COMPANY'S BUSINESS

The Company had an accumulated deficit of $31,600,000 as of December 29, 2001, and may never achieve or maintain profitability.

         The Company has experienced losses in each year of operation since inception in November 1992. For the fiscal year ended December 29, 2001, the Company incurred a net loss of $5,500,000 bringing its accumulated deficit to $31.6 million at December 29, 2001. The Company may never achieve profitability and, if it achieves profitability, it may not be able to maintain profitability.

The Company's primary loan facilities expire at December 31, 2002 and the Company may not be able to obtain financing or refinancing at terms acceptable to the Company.

         As of March 30, 2002, the Company owed Fleet Bank $2,500,000 under a revolving loan and $5,700,000 under a term loan. Interest rates on the loans during 2002 are at prime rate with a minimum of 8% and a maximum of 11% The principal payments during 2002 on the term loan are $100,000 per month. Given the Company's history, including substantial historical losses, the Company may not be able to obtain financing or refinancing at terms acceptable to the Company. The Company is making every effort to refinance these loans on terms that are acceptable to the Company. The failure to obtain additional financing would result in the declaration of a default with such loan facilities and could materially and adversely affect the Company's business and financial condition. Any additional equity financing, if available, may be dilutive to the Company's stockholders and any debt financing, if available, may involve restrictions on the Company's financing and operating activities.

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

         As of March 30, 2002, approximately $7,870,000 of the Company's debt is subject to a floating interest rate and every 1% increase in the relevant interest rate would adversely affect the Company on an annual basis by $79,000.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         ON February 7, 2002, the Company, Kent Acquisition Corp., Timothy D. Westra and John C. Cress entered into a Settlement Agreement in which each of Messrs. Westra and Cress agreed to dismiss a complaint filed by them in Muskegon County Circuit Court in Michigan on July 6, 2001 and removed to the United States District Court for the Western District of Michigan (the "Lawsuit"). In exchange for the dismissal of the Lawsuit and the release by each of Messrs. Westra and Cress of any claims against the Company in connection with the Lawsuit or their employment by the Company and in satisfaction of the Company's obligations to Messrs. Westra and Cress in connection with the Company's acquisition of all of the capital stock of Kent Optical Company and its associated companies, the Company agreed to issue an aggregate of 1,100,606 shares of its Common Stock to them and to modify the terms of an aggregate amount of $767,000 owed to Messrs. Westra and Cress to provide for, among other things, an annual interest rate of 5.1% with monthly payments commencing retroactively to January 2002 and ending December 2005.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 27, 2002, the Company issued an aggregate of 1,100,606 shares of its Common Stock, par value $.01 per share to John C. Cress and Timothy D. Westra pursuant to a Settlement Agreement, dated February 7, 2002, among the Company, each of Messrs. Westra and Cress and Kent Acquisition Corp. No underwriters were involved in the transaction listed above. The shares were issued as additional consideration in connection with the Company's acquisition of all of the capital stock of Kent Optical Company and its associated companies, effective April 1, 1999. The Company agreed to pay additional consideration to each of Messrs. Westra and Cress if the market price of the Company's Common Stock did not equal or exceed $5.00 at any time during the period from April 23, 2000 to April 23, 2001. The market price of the Company's Common Stock did not equal or exceed $5.00 during such period. Because the shares were issued as additional consideration in connection with an acquisition, the Company did not receive any cash proceeds. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, because the above transactions did not involve any public offering by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Sight Resource Corporation

Date:     May 14, 2002                   By: /S/  CARENE S. KUNKLER
          ------------                   --------------------------
                                         Carene S. Kunkler
                                         President and Chief Executive Officer
                                         (duly  authorized officer)

Date:    May 14, 2002                    By: /S/  DUANE D. KIMBLE, JR.
         ------------                    -----------------------------
                                         Duane D. Kimble, Jr.
                                         Chief Financial Officer
                                         (principal financial officer)