Form 10-Q
period 2002-06-29
SIGHT RESOURCE CORP
filed 2002-08-13
CIK 895651

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     for Quarterly Period Ended June 29, 2002 Commission File Number 0-21068
     -----------------------------------------------------------------------
                           Sight Resource Corporation

             (Exact name of registrant as specified in its charter)


          Delaware                                     04-3181524
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)


               6725 Miami Avenue, Suite 102, Cincinnati, Oh 45243
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (513) 527-9700
                                 --------------
              (Registrant's telephone number, including area code)


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

On August 11, 2002, 30,667,709 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                           SIGHT RESOURCE CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE
          ---------------------                                            ----

Item 1. Financial Statements

          Consolidated Balance Sheets as of June 29, 2002 and
          December 29, 2001                                                 1

          Consolidated Statements of Operations for the Three
          And Six Months Ended June 29, 2002 and June 30, 2001              2

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 29, 2002 and June 30, 2001                  3

          Notes to Consolidated Financial Statements                        4

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             7

Item 3. Quantitative and Qualitative Disclosures about Market Risk         17

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              17

Item 5.   Other Information                                                17

Item 6.   Exhibits and Reports on Form 8-K                                 17

          Signatures                                                       18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           SIGHT RESOURCE CORPORATION
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                   As of           As of
                                                               June 29, 2002  December 29, 2001
                                                               -------------  -----------------
Assets                                                         (unaudited)
Current assets:
Cash and cash equivalents                                        $    851       $  1,356
Accounts receivable, net of allowance of $1,855 and $1,915,
respectively                                                        2,548          2,613
Inventories                                                         5,416          4,666
Prepaid expenses and other current assets                             423            395
                                                                 --------       --------

Total current assets                                                9,238          9,030
                                                                 --------       --------

Property and equipment, net                                         2,405          2,729

Other assets:
Intangible assets, net                                             19,439         19,770
Web site development                                                2,288          2,288
Other assets                                                          120            127
                                                                 --------       --------

          Total assets                                           $ 33,490       $ 33,944
                                                                 ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
Revolver notes payable                                           $  2,500       $  2,500
Current portion of long term debt                                   5,328          5,979
Current portion of capital leases                                       4             10
Accounts payable                                                    6,060          5,789
Accrued expenses                                                    1,899          1,813
Dividends payable                                                     254           --
                                                                 --------       --------

Total current liabilities                                          16,045         16,091
                                                                 --------       --------

Non-current liabilities:
Long term debt, less current maturities                               926            928
Capital leases                                                         17             17
                                                                 --------       --------

Total non-current liabilities                                         943            945
                                                                 --------       --------

Series B redeemable convertible preferred stock
1,452,119 shares issued and outstanding                             6,535          6,535

Stockholders' equity:
Preferred Stock, $.01 par value. Authorized 5,000,000
shares; no shares of Series A issued and outstanding                 --             --
Common Stock, $.01 par value. Authorized 70,000,000
shares; 30,698,309 at June 29, 2002
and 29,597,703 at December 29, 2001 shares
issued and outstanding                                                307            296
Additional paid-in capital                                         41,546         41,810
Treasury stock at cost, 30,600 shares at June 29, 2002
and December 29, 2001                                                (137)          (137)
Accumulated deficit                                               (31,749)       (31,596)
                                                                 --------       --------

Total stockholders' equity                                          9,967         10,373
                                                                 --------       --------

                                                                 $ 33,490       $ 33,944
                                                                 ========       ========

See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               ------------------                    ----------------

                                                         JUNE 29, 2002   JUNE 30, 2001        JUNE 29, 2002      JUNE 30, 2001
                                                         ------------       ------------       ------------       ------------
                                                                  (unaudited)                           (unaudited)
Net revenue                                              $     14,080       $     14,505       $     29,356       $     30,564

Cost of revenue                                                 4,113              4,822              8,480              9,740
                                                         ------------       ------------       ------------       ------------

Gross profit                                                    9,967              9,683             20,876             20,824

Selling, general and administrative expenses                   10,368             11,421             20,658             22,610
                                                         ------------       ------------       ------------       ------------

Income (loss) from operations                                    (401)            (1,738)               218             (1,786)

Interest expense, net                                            (169)              (193)              (358)              (429)
                                                         ------------       ------------       ------------       ------------

Loss before taxes                                                (570)            (1,931)              (140)            (2,215)

Income tax  expense                                                 9                 24                 13                 45
                                                         ------------       ------------       ------------       ------------

Net Loss                                                         (579)            (1,955)              (153)            (2,260)
                                                         ------------       ------------       ------------       ------------

Dividends on redeemable convertible preferred stock               127                129                254                257
                                                         ------------       ------------       ------------       ------------

Net Loss attributable to common stockholders             $       (706)      $     (2,084)      $       (407)      $     (2,517)
                                                         ------------       ------------       ------------       ------------

Basic and diluted Loss per common share                  $      (0.02)      $      (0.21)      $      (0.01)      $      (0.26)

Weighted average number of common shares
  outstanding - Basic and Diluted                          30,698,000          9,991,000         30,329,000          9,625,000
                                                         ------------       ------------       ------------       ------------



See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              SIX MONTHS ENDED
                                                                              ----------------

                                                                      JUNE 29, 2002  JUNE 30, 2001
                                                                      -------------  -------------

                                                                                (unaudited)
Operating activities:
Net loss                                                                 $  (153)      $(2,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                929         1,820
Amortization and write-off of deferred financing costs                        --           100
Loss on disposal of assets                                                    --            22
Changes in operating assets and liabilities:
          Accounts receivable                                                 65            69
          Inventories                                                       (750)          561
          Prepaid expenses and other current assets                          (28)         (202)
          Accounts payable and accrued expenses                              352          (269)
                                                                         -------       -------

              Net cash provided by (used in) operating activities            415          (159)
                                                                         -------       -------

Investing activities:
Purchases of property and equipment                                         (274)         (240)
Proceeds from sale of assets                                                  --            --
Other assets (liabilities)                                                     7            (5)
                                                                         -------       -------

          Net cash used in investing activities                             (267)         (245)
                                                                         -------       -------

Financing activities:
Principal payments                                                          (653)          (17)
Proceeds from notes                                                           --            76
Proceeds from issuance of stock                                               --            14
                                                                         -------       -------

          Net cash provided by (used in) financing activities               (653)           73
                                                                         -------       -------

Net decrease in cash and cash equivalents                                   (505)         (331)

Cash and cash equivalents, beginning of period                             1,356           532
                                                                         -------       -------

Cash and cash equivalents, end of period                                 $   851       $   201
                                                                         =======       =======

Supplementary cash flow information:
          Interest paid                                                  $   349       $   441
          Income taxes paid                                                   22            55
See accompanying notes to consolidated financial statements

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

       (a) Nature of Business

       Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services.

       (b) Eyeshop Merger

       In July 2001, the Company merged with eyeshop.com, inc. ("Eyeshop"), an early-stage optical development company established by E. Dean Butler in late 1999. Concurrent with the merger, there were two Common Stock Purchase Agreements whereby the former shareholders of Eyeshop purchased additional shares of the Company. It was anticipated that, following the merger, available cash resources of the combined companies would be devoted to continuation and improvement of the business of the Company, with a decision to be made at a future date as to when the Eyeshop development activities should be resumed. As of June 29, 2002, no decision had been made to resume Eyeshop development activities.

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

                           SIGHT RESOURCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation

       The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission the ("SEC"). In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 29, 2002 and the results of its operations and cash flows for the periods presented.

      The Company's fiscal year ends on the last Saturday in December. Each quarter represents a 13-week period, except during a 53-week year in which case one quarter represents a 14-week period. The quarters and six months ended June 29, 2002 and June 30, 2001 were 13-week and 26-week periods, respectively. Fiscal years 2002 and 2001 are 52-week fiscal years.

      The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 29, 2001.

(3)  GOODWILL AND INTANGIBLE ASSETS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141") effective July 1, 2001 and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), effective December 30, 2001. Statement 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company had up to six months from the adoption of Statement 142 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. Statement 142 also requires intangible assets with estimated useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment. As of June 29, goodwill had a value of $14,305,000 and other intangibles with a definite useful life value of $5,134,000.

Based on independent third party enterprise valuations of each of the Company's reporting units, the Company did not recognize any impairment of its goodwill and intangible assets upon adoption of Statement 142. The Company completed its initial review of Statement 142 during the second quarter 2002.

In the three and six months ended June 30, 2001, $261,000 and $522,000, respectively, of goodwill amortization was included in selling, general and administrative expenses. The net loss for the three and six months ended June 30, 2001 without goodwill amortization would have been $1,694,000 and $1,738,000, respectively. No goodwill amortization was incurred during 2002. For the year ended December 29, 2001, goodwill amortization of $1,046,000 was included in selling, general and administrative expenses. The net loss for the year ended December 29, 2001 without goodwill amortization would have been $4,441,000. In accordance with Statement 142, the Company will test each reporting unit's goodwill for impairment as of end of the fiscal year.

                           SIGHT RESOURCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)  EARNINGS PER SHARE

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three and six months ended June 29, 2002 and June 30, 2001:

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        ------------------                    ----------------

                                                JUNE 29, 2002      JUNE 30, 2001     JUNE 29, 2002      JUNE 30, 2001
                                                -------------      -------------     -------------      -------------

                                                              (In thousands, except share and per share data)
Basic and Diluted Loss Per Share
Net loss                                        $       (579)      $     (1,955)      $       (153)      $     (2,262)

Net loss available to common stockholders
                                                $       (706)      $     (2,084)      $       (407)      $     (2,517)
                                                ============       ============       ============       ============

Weighted average common shares outstanding        30,698,000          9,991,000         30,329,000          9,625,000
Net loss per share                              $      (0.02)      $      (0.21)      $      (0.01)      $      (0.26)
                                                ============       ============       ============       ============

Outstanding options, warrants and convertible preferred stock were not included in the computation of diluted loss per share for the three and six months ended June 29, 2002 and June 30, 2001, because they would have been antidilutive. The following table presents the number of shares of common stock underlying outstanding options, warrants and convertible preferred stock, which shares were not included in such computation of diluted loss per share.

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           ------------------                ----------------

                                                JUNE 29, 2002       JUNE 30, 2001    JUNE 29, 2002       JUNE 30, 2001
                                                -------------      -------------     -------------      -------------
Options                                            6,206,596                  0          6,206,596                  0
Warrants                                           1,992,568              5,463          1,992,568              5,108
Convertible preferred stock                        3,243,900          1,452,119          3,243,900          1,452,119
                                                ------------       ------------       ------------       ------------

Total                                             11,443,064          1,457,582         11,443,064          1,457,227
                                                ============       ============       ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company manufactures, distributes and sells eyewear and related products and services. As of June 29, 2002, the Company's operations consisted of 116 eye care centers, and one optical laboratory and distribution center, and was one of the fifteen largest providers in the United States based upon annual sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide, vision related professional services.

The Company operates one optical laboratory and distribution center. The regional optical laboratory provides complete services to the Company's eye care centers that do not have lab facilities, including polishing, cutting and edging, tempering, tinting and coating of ophthalmic lenses. The distribution center provides and maintains an inventory of all accessories and supplies necessary to operate an eye care center, as well as "ready made" eye care products, including contact lenses and related supplies. The inventory of eyeglass lenses, frames, contact lenses, accessories and supplies is acquired through a number of sources, domestic and foreign. Management believes that the optical laboratory and distribution center has the capacity to accommodate additional multi-site eye care centers. In early 2001, the Company operated two regional optical laboratories and three distribution centers. During 2001, one laboratory and two distribution centers were closed and their operations were consolidated into the remaining laboratory and distribution center. The laboratory and distribution centers were closed in an effort for the Company to realize greater operating efficiencies from lower inventories and lower payroll costs.

The Company's results of operations and balance sheet include the accounts (including revenues, assets and liabilities) of the Company, its wholly owned subsidiaries, and five professional corporations ("PCs") of which the Company's subsidiaries bear financial and operational risks and rewards. The Company has no direct equity ownership in the PCs, but has rights and involvement that permit the Company to consolidate the PCs into the Company's financial statements. The Company, through its subsidiaries, provides, for a fee, certain administrative and other services to each of the PCs. The outstanding voting stock of each of the PCs is 100% owned by a licensed optometrist who generally has, in turn, executed an agreement in favor of a subsidiary of the Company that provides that if the employment of the optometrist-owner is terminated, then the optometrist-owner must sell all of the outstanding stock of the PC to another qualified person eligible to serve as a new optometrist-owner. The purchase price for the sale of the PC stock is either (i) at a nominal per share price or
(ii) equal to the aggregate book value of the PC which will always be a nominal amount because each PC operates and is expected to continue to operate at an almost break-even level generating a nominal profit, if any at all.

Because the assets and liabilities of the PCs are, for accounting purposes, consolidated with the assets and liabilities of the Company and its subsidiaries, any transaction by which operating assets were transferred by a Company subsidiary to a PC has been properly eliminated for accounting purposes. While the holding of assets by the PCs lessens the Company's control over those assets, the Company believes that the assets are adequately protected and maintained.

RESULTS OF OPERATIONS

Three Months Ended June 29, 2002 and June 30, 2001

Net Revenue. During the three months ended June 29, 2002, the Company generated net revenue of $14,080,000, as compared to net revenue of $14,505,000 for the three months ended June 30, 2001. The decrease of $425,000, or 2.9%, in net revenue primarily relates to six less eye care centers operating during the three months ended June 29, 2002 as compared to the corresponding period in 2001.

Cost of Revenue. Cost of revenue decreased from $4,822,000 for the operation of the Company's 122 eye care centers during the three months ended June 30, 2001 to $4,113,000 for the operation of the Company's 116 eye care centers during the three months ended June 29, 2002. Cost of revenue as a percentage of net revenue decreased from 33.2% for the three months ended June 30, 2001 to 29.2% for the three months ended June 29, 2002. The improvement as a percentage of net revenue primarily reflects the consolidation of optical laboratory operations, improved margins on frames and slightly higher eye exam revenue. Cost of revenue principally consisted of the cost of manufacturing, purchasing and distributing optical products to customers of the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $10,368,000 for the three months ended June 29, 2002 from $11,421,000 for the three months ended June 30, 2001. The decrease of $1,053,000 primarily relates to reduced staffing levels and lower amortization expenses of $261,000 resulting from the Company's adoption of Statement 142. Selling, general and administrative expenses, as a percentage of net revenue, decreased from 78.7% for the three months ended June 30, 2001 to 73.6% for the three months ended June 29, 2002.

The Company adopted Statement 142 as of December 30, 2001 and had up to six months from the date of adoption to complete its determination of the fair value of each of the Company's reporting units. Based on independent third party enterprise valuations of each of the Company's reporting units, the Company did not recognize any impairment of its goodwill and intangible assets upon completion of such determinations. Further, under the new guidelines set forth in Statement 142, the Company ceased amortization of its goodwill, which reduced selling, general and administrative expenses for the three months ended June 29, 2002 by $261,000 compared to the three months ended June 30, 2001.

Interest Expense, Net. Interest expense, net decreased to $169,000 for the three months ended June 29, 2002 from $193,000 for the three months ended June 30, 2001. The decrease of $24,000 is primarily associated with a lower average balance of debt outstanding during the three months ended June 29, 2002 as compared to the corresponding period in 2001.

Income Tax Expense. The Company has a significant net operating loss carryforward and as such provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income.

Net Loss. The Company realized a net loss of $579,000 for the three months ended June 29, 2002 as compared to a net loss of $1,955,000 for the three months ended June 30, 2001.

Dividends on Redeemable Convertible Preferred Stock. During the three months ended June 29, 2002 the Company accrued $127,000 for cash dividends payable to the redeemable convertible preferred stockholders. The dividends are accruing pursuant to an agreement dated May 21, 2001 and are scheduled to be paid at the earliest of the following events, as outlined in the letter with the redeemable convertible preferred stockholder:

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

During 2001, the Company accrued and issued stock dividends.

Net Loss Attributable to Common Stockholders. The Company realized a net loss attributable to common stockholders of $706,000, or $(0.02) per share, for the three month period ended June 29, 2002 as compared to $2,084,000, or $(0.21) per share, for the three month period ended June 30, 2001. The per share net loss for the three months ended June 29, 2002 and the per share loss for the three months ended June 30, 2001, were affected by an increase in the number of outstanding shares of common stock primarily due to the closing of the merger with Eyeshop and related stock purchase transactions that occurred between May 23, 2001 and July 20, 2001.


RESULTS OF OPERATIONS

Six Months Ended June 29, 2002 and June 30, 2001

Net Revenue. During the six months ended June 29, 2002, the Company generated net revenue of $29,356,000, as compared to net revenue of $30,564,000 for the six months ended June 30, 2001. The decrease of $1,208,000, or 4.0%, in net revenue primarily relates to six less eye care centers operating during the three months ended June 29, 2002 as compared to the corresponding period in 2001.

Cost of Revenue. Cost of revenue decreased from $9,740,000 for the operation of the Company's 122 eye care centers during the six months ended June 30, 2001 to $8,480,000 for the operation of the Company's 116 eye care centers during the six months ended June 29, 2002. Cost of revenue as a percentage of net revenue decreased from 31.9% for the six months ended June 30, 2001 to 28.9% for the six months ended June 29, 2002. The improvement as a percentage of net revenue primarily reflects the consolidation of optical laboratory operations, improved margins on frames and slightly higher eye exam revenue. Cost of revenue principally consisted of the cost of manufacturing, purchasing and distributing optical products to customers of the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $20,658,000 for the six months ended June 29, 2002 from $22,610,000 for the six months ended June 30, 2001. The decrease of $1,952,000 primarily relates to reduced staffing levels and lower amortization expenses of $522,000 resulting from the Company's adoption of Statement 142. Selling, general and administrative expenses, as a percentage of net revenue, decreased from 74.0% for the six months ended June 30, 2001 to 70.4% for the six months ended June 29, 2002.

The Company adopted Statement 142 as of December 30, 2001 and had up to six months from the date of adoption to complete its determination of the fair value of each of the Company's reporting units. Based on independent third party enterprise valuations of each of the Company's reporting units, the Company did not recognize any impairment of its goodwill and intangible assets upon completion of such determinations. Further, under the new guidelines set forth in Statement 142, the Company ceased amortization of its goodwill, which reduced selling, general and administrative expenses for the six months ended June 29, 2002 by $522,000 compared to the six months ended June 30, 2001.

Interest Expense, Net. Interest expense, net decreased to $358,000 for the six months ended June 29, 2002 from $429,000 for the six months ended June 30, 2001. The decrease of $71,000 is primarily associated with a lower average balance of debt outstanding during the six months ended June 29, 2002 as compared to the corresponding period in 2001.

Income Tax Expense. The Company has a significant net operating loss carryforward and as such provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income.

Net Loss. The Company realized a net loss of $153,000 for the six months ended June 29, 2002 as compared to a net loss of $2,260,000 for the six months ended June 30, 2001.

Dividends on Redeemable Convertible Preferred Stock. During the six months ended June 29, 2002 the Company accrued $254,000 for cash dividends payable to the redeemable convertible preferred stockholders. The dividends are accruing pursuant to an agreement dated May 21, 2001 and are scheduled to be paid at the earliest of the following events, as outlined in the letter with the redeemable convertible preferred stockholder:

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

During 2001, the Company accrued and issued stock dividends.

Net Loss Attributable to Common Stockholders. The Company realized a net loss attributable to common stockholders of $407,000, or $0.01 per share, for the six month period ended June 29, 2002 as compared to a net loss of $2,517,000, or $0.26 per share, for the six month period ended June 30, 2001. The per share net income for the six months ended June 29, 2002 and the per share loss for the six months ended June 30, 2001, were affected by an increase in the number of outstanding shares of common stock primarily due to the closing of the merger with Eyeshop and related stock purchase transactions that occurred between May 23, 2001 and July 20, 2001.


LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2002, the Company had $851,000 in cash and cash equivalents and a working capital deficit of $6,807,000 in comparison to $1,356,000 in cash and cash equivalents and working capital deficit of approximately $7,061,000 as of December 29, 2001. The reduction in working capital deficit of $254,000 is primarily due to the increase of inventories and a decrease in outstanding indebtedness offset in part by an increase in accounts payable and a decrease in cash. The largest portion of the net working capital deficit at June 29, 2002 was debt of $7,570,000 that matures on December 31, 2002. The Company may need to raise additional funds during 2002 to replace maturing bank debt and may seek to raise those funds through additional financings, including public or private equity offerings. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to limit its operations, which would have a material and adverse affect on the Company. In addition, in its report on the Company's consolidated financial statements as of and for the periods ended December 29, 2001, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses and ability to pay its outstanding debts.

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

Effective April 1, 1999, the Company acquired all of the outstanding shares of capital stock of Kent Optical Company and its associated companies (collectively, "Kent"). The purchase price paid in connection with this acquisition was $5,209,000 in cash, $1,000,000 in notes payable over three years and 160,000 shares of common stock. In addition, the Company offered to issue additional consideration to the Kent stockholders if the market price of the Company's common stock did not equal or exceed $5.00 per share at any time during the period from April 23, 2000 to April 23, 2001, which the market price of the common stock did not achieve. The amount of additional consideration due to the Kent stockholders for each share of common stock issued in the acquisition and held by them on April 23, 2001 is equal to the difference between $5.00 and the greater of (a) the market price of the common stock on April 23, 2001 or (b) $2.73. At the Company's option, the additional consideration may be paid to the Kent stockholders in cash or in additional shares of the Company's common stock valued at its market price on the date that the additional consideration becomes payable to the Kent stockholders. At the time of acquisition, the Company included the value of this additional consideration in its determination of the purchase price. As a result of the Company's obligation to issue additional consideration to the former Kent stockholders, on February 7, 2002, the Company entered into a settlement agreement in which it agreed to pay such additional consideration by issuing 1,100,636 shares of its common stock to the former Kent stockholders. The shares were issued on February 27, 2002. Additionally, the payment terms and interest rates on the outstanding acquisition notes of $667,000 and outstanding obligations from the acquisition contract of $100,000 were revised, as disclosed in the Company's annual report.

As of June 29, 2002, the Company had warrants outstanding which provide it with potential sources of financing as outlined below. However, because the current market value of the Company's common stock is significantly less than the exercise prices for most of the warrants with the greatest potential for proceeds, it is unlikely that any significant proceeds will be realized by the Company.

                                                                                              Exercise
                                                                               Potential      Price       Expiration
                             Securities                           Number       Proceeds       Per Share      Date
                             ----------                           ------       --------       ---------      ----
Carlyle Warrants............................................      1,000,000  $  200,000        $0.20      January 2009

Class II Warrants...........................................        679,684   2,100,224         3.09      November 2002
Bank Austria AG, f/k/a Creditanstalt, Warrants..............        150,000     693,750         4.63      December 2003
Fleet Warrants..............................................         50,000      25,500         0.51      August 2010
Fleet Warrants..............................................         50,000       7,810         0.16      December 2010
                                                                  ---------  ----------
                                                                  1,929,684  $3,027,284
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

As of June 29, 2002, the Company's outstanding indebtedness under the 1999 Agreement was $2,500,000 under the revolving line of credit and $5,070,000 under the term loan.

The Company was in compliance with the covenants contained in the Amended and Restated Third Modification Agreement for the six months ended June 29, 2002. The Company has obtained waivers from the bank for all breaches of loan covenants to date, but the Company may not receive waivers for any future breaches that may occur. Any breach that is not waived may result in the bank declaring the breach to be a default under the 1999 Agreement, which would require immediate repayment of all outstanding principal and accrued interest at a time when the Company may not be able to repay the bank.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement 141, effective July 1, 2001 and Statement 142, effective December 30, 2001. Statement 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill), which totaled $14,305,000 million at December 30, 2001, is impaired as of December 30, 2001, the date of adoption. To accomplish this, the Company has identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption, which is December 30, 2001 for the Company. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

Based on independent third party enterprise valuations of each of the Company's operating units, the Company did not recognize any impairment of its goodwill and intangible assets upon adoption of Statement 142. During the second quarter 2002, the Company finalized the enterprise evaluations. Further, under the Statement 142's new guidelines, the Company ceased amortization of its goodwill, which favorably impacts the three and six months ended June 29, 2002 by $261,000 and $522,000, respectively, compared to the prior periods.

Effective December 30, 2001, the Company adopted Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 retained many of the fundamental provisions of Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but resolved certain implementation issues associated with that Statement. Statement 144 also requires the results of operations of a component entity that is classified as held for sale or has been disposed of to be reported as discontinued operations in the Condensed Consolidated Statements of Operations if certain conditions are met. These conditions include elimination of the operations and cash flows of the component entity from the ongoing operations of the Company, and no significant continuing involvement by the Company in the operations of the component entity after the disposal transaction. The adoption of Statement 144 did not have a material impact on the Company's consolidated results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations", which will be effective for the Company beginning December 29, 2002. Statement 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement 13, and Technical Corrections", which will be effective for the Company beginning January 1, 2003. Statement 145 rescinds Statement 4, 44, 64 and amends Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company has assessed the impact of Statements 143 and 145, and estimates that the impact of these standards will not be material.


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

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

At June 29, 2002 and December 29, 2001, the Company had reserved for 42% of the gross amount of the outstanding third party payer and patient receivables. If actual collectibility of these receivables is significantly different from management's estimate, it could have a material (favorable or unfavorable) result on the operating results and liquidity of the Company.

Impairment of Long Lived Assets

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the book value of those items. The Company's cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. In performing this analysis, the Company considers such factors as current results, trends and future prospects, in addition to other economic factors. Based on those analyses during the years 1999 through 2001, the Company did not record any charges for the impairment of long-lived assets. At June 29, 2002, the Company had long-lived assets, including goodwill and other intangibles of $19,439,000, property and equipment of $2,405,000, and web site development costs of $2,288,000.

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

Further, the Company's software development relates to software acquired in the Eyeshop merger. It was anticipated that, following the merger, available cash resources of the combined companies would be devoted to continuation and improvement of the business of the Company, with a decision to be made at a future date as to when the Eyeshop development activities should be resumed. As of June 29, 2002, no decision had been made to the timing of resuming Eyeshop web site development activities. If the Company were to make a future decision to not resume development of this web site, then it is possible that the Company may have to recognize an impairment charge up to the entire amount of $2,288,000 and that charge may have a material impact on the Company's results of operations.

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

Consolidation Accounting

The Company's results of operations and balance sheet include the accounts (including revenues, assets and liabilities) of the Company, its wholly owned subsidiaries, and five professional corporations ("PCs") of which the Company's subsidiaries bear financial and operational risks and rewards. The Company has no direct equity ownership in the PCs, but has rights and involvement that permit, under the tests set forth in FASB Emerging Issues Task Force bulletin 97-2, "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, To Physician Practice Management Entities," the Company to consolidate the PCs into the Company's financial statements. The Company, through its subsidiaries, provides, for a fee, certain administrative and other services to each of the PCs. The outstanding voting stock of each of the PCs is 100% owned by a licensed optometrist who generally has, in turn, executed an agreement in favor of a subsidiary of the Company that provides that if the employment of the optometrist-owner is terminated, then the optometrist-owner must sell all of the outstanding stock of the PC to another qualified person eligible to serve as a new optometrist-owner. The purchase price for the sale of the PC stock is either
(i) at a nominal per share price or (ii) equal to the aggregate book value of the PC which will always be a nominal amount because each PC operates and is expected to continue to operate at an almost break-even level generating a nominal profit, if any at all.

Because the assets and liabilities of the PCs are, for accounting purposes, consolidated with the assets and liabilities of the Company and its subsidiaries, any transaction by which operating assets were transferred by a Company subsidiary to a PC has been properly eliminated for accounting purposes. While the holding of assets by the PCs lessens the Company's control over those assets, the Company believes that the assets are adequately protected and maintained.

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

RISKS RELATED TO THE COMPANY'S BUSINESS

The Company has experienced losses in each year of operation since inception in November 1992. For the fiscal year ended December 29, 2001, the Company incurred a net loss of $5,500,000 bringing its accumulated deficit to $31,600,000 at December 29, 2001. The Company may never achieve profitability and, if it achieves profitability, it may not be able to maintain profitability.

The Company's primary loan facilities expire at December 31, 2002 and the Company may not be able to obtain financing or refinancing at terms acceptable to the Company.

As of June 29, 2002, the Company owed Fleet Bank $2,500,000 under a revolving loan and $5,070,000 under a term loan. Interest rates on the loans during 2002 are at prime rate with a minimum of 8% and a maximum of 11% The principal payments during 2002 on the term loan are $100,000 per month. Given the Company's history, including substantial historical losses, the Company may not be able to obtain financing or refinancing at terms acceptable to the Company. The Company is making every effort to refinance these loans on terms that are acceptable to the Company. The failure to obtain additional financing would result in the declaration of a default with such loan facilities and could materially and adversely affect the Company's business and financial condition. Any additional equity financing, if available, may be dilutive to the Company's stockholders and any debt financing, if available, may involve restrictions on the Company's financing and operating activities.

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

The Company may not be able to acquire new managed primary eye care contracts, existing contracts may not be expanded in any meaningful way and the Company may not be successful in retaining existing managed care business.

As an increasing percentage of optometric and ophthalmologic patients are coming under the control of managed care entities, the Company believes that its success will, in part, be dependent upon the Company's ability to negotiate, on behalf of existing and prospective affiliated practices, contracts with HMOs, employer groups and other private third party payors pursuant to which services will be provided on a risk-sharing or capitated basis by some or all affiliated practices. The proliferation of contracts that pass much of the risk of providing care from the payor to the provider in markets the Company serves may result in greater predictability of revenues, but greater unpredictability of expenses. The Company may not be able to negotiate, on behalf of the affiliated practices, satisfactory arrangements on a risk-sharing or capitated basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than anticipated, operating margins may be reduced or, in the worst case, the revenues derived from such contracts may be insufficient to cover the costs of the services provided. As a result, affiliated practices may incur additional costs, which would reduce or eliminate anticipated earnings under such contracts. Any such reduction or elimination of earnings would have a material adverse affect on the Company's business and results of operations. Further, the Company may not be successful in retaining existing managed care business. If the Company were to loose a significant managed care account, it could have a material adverse affect on the Company's business and results of operations. Currently, the Company is appealing a potential loss of managed care business that represents approximately 2.5% of the Company's overall revenue. If the Company is unsuccessful in the appeal process, the Company could lose this business as patients over time use other eye care providers.

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

As of June 29, 2002, approximately $7,570,000 of the Company's debt is subject to a floating interest rate and every 1% increase in the relevant interest rate would adversely affect the Company on an annual basis by $76,000.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 30, 2002. The following actions were taken at the meeting:

- William Connell and William G. McLendon were elected as Directors of the Company for a three year term expiring at the 2005 Annual Meeting of Stockholders.

         NAME              SHARES VOTED FOR          SHARES WITHHELD
         ----              ----------------          ---------------
         Connell              29,671,016                458,031
         McLendon             29,598,316                530,731

-    The 2002 Employee, Director and Consultant Stock Option Plan was adopted.

     SHARES VOTED FOR      SHARES VOTED AGAINST      SHARES WITHHELD
     ----------------      --------------------      ---------------
        23,413,019               767,696                 27,774

- An amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 70,000,000 was adopted.

     SHARES VOTED FOR      SHARES VOTED AGAINST      SHARES WITHHELD
     ----------------      --------------------      ---------------
        23,788,652               380,447                39,390

- The appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ending December 28, 2002 was ratified.

     SHARES VOTED FOR      SHARES VOTED AGAINST      SHARES WITHHELD
     ----------------      --------------------      ---------------
        30,085,148                35,900                 7,999

ITEM 5.  OTHER INFORMATION

Mr. William Connell resigned as a Director of the Company effective July 18, 2002. Mr. Connell's resignation was not the result of any disagreement with the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-K

a)       The exhibits filed with this report are listed on the Exhibit Index.
b)       No reports on Form 8-K were filed during the quarter ended
         June 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Sight Resource Corporation

Date:        August 13, 2002         BY: /S/    CARENE S. KUNKLER
             ---------------         -------    -----------------

                                     Carene S. Kunkler
                                     President and Chief Executive Officer
                                     (duly    authorized officer)

Date:      August 13, 2002           BY: /S/    DUANE D. KIMBLE, JR.
           ---------------           -------    --------------------

                                     Duane D. Kimble, Jr.
                                     Chief Financial Officer
                                     (principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

10.37 Carene S. Kunkler's employment contract

99.2 Certification by Carene S. Kunkler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certification by Duane D. Kimble, Jr., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002