Form 10-Q
period 2002-09-28
SIGHT RESOURCE CORP
filed 2002-11-18
CIK 895651

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended September 28, 2002 Commission File Number 0-21068
  ----------------------------------------------------------------------------
                           Sight Resource Corporation

             (Exact name of registrant as specified in its charter)


               Delaware                                  04-3181524
   --------------------------------------------------------------------------
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)


       6725 Miami Avenue, Suite 102, Cincinnati, OH           45243
       ---------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)


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

On November 11, 2002, 30,667,709 shares (does not include 30,600 shares held as treasury stock) of common stock, par value $0.01 per share, were outstanding.

                           SIGHT RESOURCE CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               PAGE
         ---------------------                                                               ----
Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 28, 2002 and
          December 29, 2001                                                                     1

          Consolidated Statements of Operations for the Three
          And Nine Months Ended September 28, 2002 and September 29, 2001                       2

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 28, 2002 and September 29, 2001                           3

          Notes to Consolidated Financial Statements                                            4

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            17

Item 4.  Controls and Procedures                                                               17

PART II. OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders                                   17

Item 6.  Other Information                                                                     17

Item 7.  Exhibits and Reports on Form 8-K                                                      17

         Signatures                                                                            18

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                           SIGHT RESOURCE CORPORATION
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                    As of                    As of
                                                                               September 28, 2002      December 29, 2001
                                                                               ------------------      -----------------
Assets                                                                           (unaudited)
Current assets:
Cash and cash equivalents                                                                     $505                 $1,356
Accounts receivable, net of allowance of $2,115 and $1,915,
respectively                                                                                 2,489                  2,613
Inventories                                                                                  4,820                  4,666
Prepaid expenses and other current assets                                                      344                    395
                                                                                               ---                    ---

Total current assets                                                                         8,158                  9,030
                                                                                             -----                  -----

Property and equipment, net                                                                  2,174                  2,729

Other assets:
Intangible assets, net                                                                      19,273                 19,770
Web site development                                                                         2,288                  2,288
Other assets                                                                                   147                    127
                                                                                               ---                    ---

          Total assets                                                                     $32,040                $33,944
                                                                                           =======                =======

Liabilities and Stockholders' Equity
Current liabilities:
Revolver notes payable                                                                      $2,500                 $2,500
Current portion of long term debt                                                            5,108                  5,979
Current portion of capital leases                                                                9                     10
Accounts payable                                                                             5,205                  5,789
Accrued expenses                                                                             1,811                  1,813
Dividends payable                                                                              381                     -
                                                                                               ---                 -----

Total current liabilities                                                                   15,014                 16,091
                                                                                            ------                 ------

Non-current liabilities:
Long term debt, less current maturities                                                        798                    928
Capital leases                                                                                  11                     17
                                                                                                --                     --

Total non-current liabilities                                                                  809                    945
                                                                                               ---                    ---

Series B redeemable convertible preferred stock
1,452,119 shares issued and outstanding                                                      6,535                  6,535

Stockholders' equity:
Preferred Stock, $.01 par value. Authorized 5,000,000
shares; no shares of Series A issued and outstanding                                           --                     --
Common Stock, $.01 par value. Authorized 50,000,000
shares; 30,698,309 at September 28, 2002
and 29,597,703 at December 29, 2001 shares
issued and outstanding                                                                         307                    296
Additional paid-in capital                                                                  41,418                 41,810
Treasury stock at cost, 30,600 shares at September 28, 2002
and December 29, 2001                                                                         (137)                 (137)
Accumulated deficit                                                                        (31,906)              (31,596)
                                                                                           --------              --------

Total stockholders' equity                                                                   9,682                 10,373
                                                                                             -----                 ------

                                                                                           $32,040                $33,944
                                                                                           =======                =======

See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                          Three Months Ended            Nine Months Ended
                                                                          ------------------            -----------------
                                                                     SEPT 28, 2002   SEPT 29, 2001  SEPT 28, 2002   SEPT 29, 2001
                                                                     -------------   -------------  -------------   -------------
Net revenue                                                              $14,223          $15,290      $43,579         $45,859

Cost of revenue                                                            4,169            4,877       12,649          14,612
                                                                           -----            -----       ------          ------

Gross profit                                                              10,054           10,413       30,930          31,247

Selling, general and administrative expenses                               9,986           11,231       30,644          33,847
                                                                           -----           ------       ------          ------

Income (loss) from operations                                                 68             (818)         286          (2,600)

Interest expense, net                                                       (181)            (158)        (539)           (587)
                                                                            -----            -----        -----           -----


Loss before taxes                                                           (113)            (976)        (253)         (3,187)

Income tax  expense                                                           44               18           57              67
                                                                              --               --           --              --

Net Loss                                                                   (157)            (994)        (310)         (3,254)
                                                                           -----            -----        -----         -------

Dividends on redeemable convertible preferred stock                          127              366          381             623
                                                                             ---              ---          ---             ---

Net Loss attributable to common stockholders                            $  (284)       $  (1,360)     $  (691)        $ (3,877)
                                                                        --------       ----------     --------        --------

Basic and diluted Loss per common share                                   $(0.01)         $(0.05)       $(0.02)         $(0.26)
                                                                          -------         -------       -------         ------

Weighted average number of common shares outstanding -
Basic and Diluted                                                     30,698,000      24,821,000    30,329,000       14,781,000
                                                                      ----------      ----------    ----------       ----------

See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                    September 28, 2002        September 29, 2001
                                                                                    ------------------        ------------------
                                                                                                 (unaudited)
Operating activities:
Net loss                                                                                 $(310)                  $(3,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                             1,353                     2,630
Amortization and write-off of deferred financing costs                                       --                       105
Amortization of unearned compensation                                                        --                         5
Loss on disposal of assets                                                                   --                        22
Changes in operating assets and liabilities:
          Accounts receivable                                                               124                        41
          Inventories                                                                     (154)                     1,012
          Prepaid expenses and other current assets                                          51                       257
          Accounts payable and accrued expenses                                           (586)                     (218)
                                                                                          -----                     -----

              Net cash provided by operating activities                                     478                       600
                                                                                            ---                       ---

Investing activities:
Purchases of property and equipment                                                       (301)                     (347)
Proceeds from sale of assets                                                                 --                         2
Other assets (liabilities)                                                                 (20)                       (9)
                                                                                             --                       ---

          Net cash used in investing activities                                           (321)                     (354)
                                                                                          -----                     -----

Financing activities:
Principal payments                                                                      (1,008)                     (165)
Proceeds from notes                                                                          --                        76
Dividends on Preferred Shares                                                                --                        14
Merger Expenses                                                                              --                     (323)
Proceeds from issuance of stock                                                              --                     1,739
                                                                                             --                     -----

          Net cash provided by (used in) financing activities                           (1,008)                     1,341
                                                                                        -------                     -----

Net increase (decrease) in cash and cash equivalents                                      (851)                     1,587

Cash and cash equivalents, beginning of period                                            1,356                       532
                                                                                                                      ---

Cash and cash equivalents, end of period                                                 $  505                   $ 2,119
                                                                                         ======                   =======

Supplementary cash flow information:
          Interest paid                                                                    $349                      $441
          Income taxes paid                                                                  22                        55

See accompanying notes to consolidated financial statements.

                           SIGHT RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

       (a) Nature of Business

       Sight Resource Corporation (the "Company") manufactures, distributes and sells eyewear and related products and services.

       (b) Eyeshop Merger

       In July 2001, the Company merged with eyeshop.com, inc. ("Eyeshop"), an early-stage optical development company established by E. Dean Butler in late 1999. Concurrent with the merger, there were two Common Stock Purchase Agreements whereby the former shareholders of Eyeshop purchased additional shares of the Company. It was anticipated that, following the merger, available cash resources of the combined companies would be devoted to continuation and improvement of the business of the Company, with a decision to be made at a future date as to when the Eyeshop development activities should be resumed. As of September 28, 2002, no decision had been made to resume Eyeshop development activities.

       Pursuant to a merger agreement, the Company issued a total of 7,306,662 shares of common stock to former Eyeshop stockholders and assumed 1,757,096 stock options in connection with the merger. Further, former Eyeshop stockholders were also entitled to receive additional shares of the Company's common stock if and when certain options, warrants and other rights to receive the Company's common stock that were held by the Company's security holders as of May 23, 2001 are exercised. To date, none of these options, warrants or other rights have been exercised.

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

                           SIGHT RESOURCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission the ("SEC"). In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 28, 2002 and the results of its operations and cash flows for the periods presented.

      The Company's fiscal year ends on the last Saturday in December. Each quarter represents a 13-week period, except during a 53-week year in which case one quarter represents a 14-week period. The quarters and nine months ended September 28, 2002 and September 29, 2001 were 13-week and 39-week periods, respectively. Fiscal years 2002 and 2001 are 52-week fiscal years.

      The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements which are contained in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 29, 2001.

(3)  GOODWILL AND INTANGIBLE ASSETS

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations ("Statement 141") effective July 1, 2001 and SFAS No. 142, Goodwill and Other Intangible Assets ("Statement 142"), effective December 30, 2001. Statement 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company had up to six months from the adoption of Statement 142 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. Statement 142 also requires intangible assets with estimated useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment. As of September 28, 2002, goodwill had a value of $14,305,000 and other intangibles with a definite useful life had a value of $4,968,000.

Based on independent third party enterprise valuations of each of the Company's reporting units, the Company did not recognize any impairment of its goodwill and intangible assets upon adoption of Statement 142. The Company completed its initial review of Statement 142 during the second quarter 2002.

In the three and nine months ended September 29, 2001, $263,000 and $785,000, respectively, of goodwill amortization was included in selling, general and administrative expenses. The net loss for the three and nine months ended September 29, 2001 without goodwill amortization would have been $731,000 ($0.04 per share) and $2,469,000 ($0.21 per share), respectively. No goodwill amortization was incurred during 2002. For the year ended December 29, 2001, goodwill amortization of $1,046,000 was included in selling, general and administrative expenses. The net loss for the year ended December 29, 2001 without goodwill amortization would have been $4,441,000 or $0.28 per share. In accordance with Statement 142, the Company will test each reporting unit's goodwill for impairment as of the end of the fiscal year.

                           SIGHT RESOURCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)  EARNINGS PER SHARE

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three and nine months ended September 28, 2002 and September 29, 2001:

                                                                     Three Months Ended              Nine Months Ended
                                                                     ------------------              ----------------
                                                                Sept 28, 2002  Sept 29, 2001    Sept 28, 2002  Sept 29, 2001
                                                                -------------  -------------    -------------  ------------
                                                                        (In thousands, except share and per share data)
Basic and Diluted Loss Per Share
Net loss                                                            $(157)        $(994)            $(310)       $(3,254)

Net loss available to common stockholders
                                                                    $(284)      $(1,360)            $(691)      $(3,877)
                                                                    ======      ========            ======      ========

Weighted average common shares outstanding                      30,698,000    24,821,000        30,452,000    14,781,000
Net loss per share                                                 $(0.01)       $(0.05)           $(0.02)       $(0.26)
                                                                   =======       =======           =======       =======


Outstanding options, warrants and convertible preferred stock were not included in the computation of diluted loss per share for the three and nine months ended September 28, 2002 and September 29, 2001, because they would have been antidilutive. The following table presents the weighted average number of shares of common stock underlying outstanding options, warrants and convertible preferred stock, which shares were not included in such computation of diluted loss per share.


                                                                 Three Months Ended               Nine Months Ended
                                                                 ------------------               ------------------
                                                            Sept 28, 2002   Sept 29, 2001    Sept 28, 2002   Sept 29, 2001
                                                            -------------   -------------    -------------   -------------
Options                                                        6,206,596       328,500           6,206,596       328,500
Warrants                                                       1,992,568     1,005,463           1,992,568     1,005,108
Convertible preferred stock                                    3,243,900     1,452,119           3,243,900     1,452,119
                                                               ---------     ---------           ---------     ---------

Total                                                         11,443,064     2,786,082          11,443,064     2,785,727
                                                              ==========     =========          ==========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company manufactures, distributes and sells eyewear and related products and services. As of September 28, 2002, the Company's operations consisted of 115 eye care centers, and one optical laboratory and distribution center, and was one of the fifteen largest providers in the United States based upon annual sales. The Company's eye care centers operate primarily under the brand names Cambridge Eye Doctors, E.B. Brown Opticians, Eyeglass Emporium, Kent Optical, Shawnee Optical, Vision Plaza, and Vision World. The Company also provides, or where necessary to comply with applicable law, administers the business functions of optometrists, ophthalmologists and professional corporations that provide vision related professional services.

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

Because the assets and liabilities of the PCs are, for accounting purposes, consolidated with the assets and liabilities of the Company and its subsidiaries, any transaction by which operating assets were transferred by a Company subsidiary to a PC has been disregarded for accounting purposes. While the holding of assets by the PCs lessens the Company's control over those assets, the Company believes that the assets are adequately protected and maintained.

RESULTS OF OPERATIONS

Three Months Ended September 28, 2002 and September 29, 2001

Net Revenue. During the three months ended September 28, 2002, the Company generated net revenue of $14,223,000, as compared to net revenue of $15,290,000 for the three months ended September 29, 2001. The decrease of $1,067,000, or 7.0%, in net revenue primarily relates to four less eye care centers operating during the three months ended September 28, 2002 as compared to the corresponding period in 2001 and lower same store sales of 5.7%.

Cost of Revenue. Cost of revenue decreased from $4,877,000 for the operation of the Company's 119 eye care centers during the three months ended September 29, 2001 to $4,169,000 for the operation of the Company's 115 eye care centers during the three months ended September 29, 2002. Cost of revenue as a percentage of net revenue decreased from 31.9% for the three months ended September 29, 2001 to 29.3% for the three months ended September 28, 2002. The improvement as a percentage of net revenue primarily reflects the consolidation of optical laboratory operations, improved margins on frames and slightly higher eye exam revenue. Cost of revenue principally consisted of the cost of manufacturing, purchasing and distributing optical products to customers of the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $9,986,000 for the three months ended September 28, 2002 from $11,231,000 for the three months ended September 29, 2001. The decrease of $1,245,000 primarily relates to reduced staffing levels and lower amortization expenses of $263,000 resulting from the Company's adoption of Statement 142. Selling, general and administrative expenses, as a percentage of net revenue, decreased from 73.5% for the three months ended September 29, 2001 to 70.2% for the three months ended September 28, 2002.

The Company adopted Statement 142 as of December 30, 2001 and had up to six months from the date of adoption to complete its determination of the fair value of each of the Company's reporting units. Based on independent third party enterprise valuations of each of the Company's reporting units, the Company did not recognize any impairment of its goodwill and intangible assets upon completion of such determinations. Further, under the new guidelines set forth in Statement 142, the Company ceased amortization of its goodwill, which reduced selling, general and administrative expenses for the three months ended September 28, 2002 by $263,000 compared to the three months ended September 29, 2001.

Interest Expense, Net. Interest expense, net increased to $181,000 for the three months ended September 28, 2002 from $158,000 for the three months ended September 29, 2001. The increase of $23,000 is primarily associated with higher interest rates, offset in part by lower debt outstanding during the three months ended September 28, 2002 compared with the 2001 period.

Income Tax Expense. The Company has a significant net operating loss carryforward with a full valuation allowance and as such provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income.

Net Loss. The Company realized a net loss of $157,000 for the three months ended September 28, 2002 as compared to a net loss of $994,000 for the three months ended September 29, 2001.

Dividends on Redeemable Convertible Preferred Stock. During the three months ended September 28, 2002 the Company accrued $127,000 for cash dividends payable to the redeemable convertible preferred stockholders. The dividends are accruing pursuant to an agreement dated May 21, 2001 and are scheduled to be paid at the earliest of the following events, as outlined in the letter with the redeemable convertible preferred stockholder:

(i) the merger, consolidation, reorganization, recapitalization, dissolution or liquidation of the Company where the stockholders of the Company immediately following the consummation of the merger no longer own more than 50% of the voting securities of the Company; (ii) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Company; (iii) the consummation of an equity financing by the Company in which proceeds to the Company, net of transaction costs, are greater than or equal to $10,000,000;
(iv) the end of the first twelve month period in which earnings before income taxes, depreciation and amortization are equal to or greater than $5,000,000; or
(v) the refinancing of the Company's outstanding indebtedness to Fleet Bank. The Company is presently unable to predict when the cash dividend will be paid.

During 2001, the Company paid dividends on its outstanding Preferred Shares by issuing shares of Common Stock to the owner of the Preferred Shares.

Net Loss Attributable to Common Stockholders. The Company realized a net loss attributable to common stockholders of $284,000, or $(0.01) per share, for the three month period ended September 28, 2002 as compared to $1,360,000, or $(0.05) per share, for the three month period ended September 29, 2001. The per share net losses for the three months ended September 28, 2002 and September 29, 2001, were affected by an increase in the number of outstanding shares of common stock primarily due to the closing of the merger with Eyeshop and related stock purchase transactions that occurred between May 23, 2001 and July 20, 2001.


RESULTS OF OPERATIONS

Nine Months Ended September 28, 2002 and September 29, 2001

Net Revenue. During the nine months ended September 28, 2002, the Company generated net revenue of $43,579,000, as compared to net revenue of $45,859,000 for the nine months ended September 29, 2001. The decrease of $2,280,000, or 5.0%, in net revenue primarily relates to seven less eye care centers operating during the nine months ended September 28, 2002 as compared to the corresponding period in 2001 and lower same store sales of 3.1%.

Cost of Revenue. Cost of revenue decreased from $14,612,000 for the operation of the Company's 122 eye care centers during the nine months ended September 29, 2001 to $12,649,000 for the operation of the Company's 115 eye care centers during the nine months ended September 28, 2002. Cost of revenue as a percentage of net revenue decreased from 31.9% for the nine months ended September 29, 2001 to 29.0% for the nine months ended September 28, 2002. The improvement as a percentage of net revenue primarily reflects the consolidation of optical laboratory operations, improved margins on frames and slightly higher eye exam revenue. Cost of revenue principally consisted of the cost of manufacturing, purchasing and distributing optical products to customers of the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $30,644,000 for the nine months ended September 28, 2002 from $33,847,000 for the nine months ended September 28, 2001. The decrease of $3,203,000 primarily relates to reduced staffing levels and lower amortization expenses of $785,000 resulting from the Company's adoption of Statement 142. Selling, general and administrative expenses, as a percentage of net revenue, decreased from 73.8% for the nine months ended September 29, 2001 to 70.3% for the nine months ended September 28, 2002.

The Company adopted Statement 142 as of December 30, 2001 and had up to six months from the date of adoption to complete its determination of the fair value of each of the Company's reporting units. Based on independent third party enterprise valuations of each of the Company's reporting units, the Company did not recognize any impairment of its goodwill and intangible assets upon completion of such determinations. Further, under the new guidelines set forth in Statement 142, the Company ceased amortization of its goodwill, which reduced selling, general and administrative expenses for the nine months ended September 28, 2002 by $785,000 compared to the nine months ended September 28, 2001.

Interest Expense, Net. Interest expense, net decreased to $539,000 for the nine months ended September 28, 2002 from $587,000 for the nine months ended September 29, 2001. The decrease of $48,000 is primarily associated with a lower average balance of debt outstanding during the nine months ended September 28, 2002 as compared to the corresponding period in 2001.

Income Tax Expense. The Company has a significant net operating loss carryforward with a full valuation allowance and as such provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income.

Net Loss. The Company realized a net loss of $310,000 for the nine months ended September 28, 2002 as compared to a net loss of $3,254,000 for the nine months ended September 29, 2001.

Dividends on Redeemable Convertible Preferred Stock. During the nine months ended September 28, 2002 the Company accrued $381,000 for cash dividends payable to the redeemable convertible preferred stockholders. The dividends are accruing pursuant to an agreement dated May 21, 2001 and are scheduled to be paid at the earliest of the following events, as outlined in the letter with the redeemable convertible preferred stockholder:

(i) the merger, consolidation, reorganization, recapitalization, dissolution or liquidation of the Company where the stockholders of the Company immediately following the consummation of the merger no longer own more than 50% of the voting securities of the Company; (ii) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Company; (iii) the consummation of an equity financing by the Company in which proceeds to the Company, net of transaction costs, are greater than or equal to $10,000,000;
(iv) the end of the first twelve month period in which earnings before income taxes, depreciation and amortization are equal to or greater than $5,000,000; or
(v) the refinancing of the Company's outstanding indebtedness to Fleet Bank. The Company is presently unable to predict when the cash dividend will be paid.

During 2001, the Company paid dividends on its outstanding Preferred Shares by issuing shares of Common Stock to the owner of the Preferred Shares.

Net Loss Attributable to Common Stockholders. The Company realized a net loss attributable to common stockholders of $691,000, or $0.02 per share, for the nine month period ended September 28, 2002 as compared to a net loss of $3,877,000, or $0.26 per share, for the nine month period ended September 29, 2001. The per share net losses for the nine months ended September 28, 2002 and the per share loss for the nine months ended

September 29, 2001, were affected by an increase in the number of outstanding shares of common stock primarily due to the closing of the merger with Eyeshop and related stock purchase transactions that occurred between May 23, 2001 and July 20, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2002, the Company had $505,000 in cash and cash equivalents and a working capital deficit of $6,856,000 in comparison to $1,356,000 in cash and cash equivalents and working capital deficit of approximately $7,061,000 as of December 29, 2001. The reduction in working capital deficit of $205,000 is primarily due a decrease in outstanding indebtedness and accounts payable offset in part by a decrease in cash. The largest portion of the net working capital deficit at September 28, 2002 was debt of $7,270,000 that matures on December 31, 2002. The Company needs to raise additional funds during 2002 to replace maturing bank debt and may seek to raise those funds through additional financings, including public or private equity offerings. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to limit its operations, which would have a material and adverse affect on the Company. In addition, in its report on the Company's consolidated financial statements as of and for the period ended December 29, 2001, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses and ability to pay its outstanding debts.

As of November 18, 2002, the Company is in substantial negotiations with both its existing lender and a new potential senior lender. The potential loan value of the Company's tangible assets do not support repayment or refinancing of the entire amount owed to Fleet Bank of $7,120,000, as of November 18, 2002. Based on various term sheets received by the Company, the potential loan value of the Company's tangible assets is between $2,500,000 and $4,000,000. The difference between potential loan value from a new lender and amounts owed Fleet is approximately $3,100,000 to $4,600,000. This difference will require the Company to either (a) close a transaction with new equity, subordinated debt or additional collateral pledged outside of the Company's existing assets, (b) negotiate forgiveness for a portion of outstanding debt with Fleet Bank or (c) accomplish some combination of (a) and (b) above. The Company is also in substantial negotiations with a group to invest new equity or subordinated debt and with Fleet Bank for forgiveness of a portion of outstanding indebtedness. The Company is optimistic that the sum of these transactions will be complete before December 31, 2002. Because the Company does not have legally binding commitment letters or contracts with the parties above, there can be no guarantee that these transactions will be complete by December 31, 2002. If the Company is, by December 31, 2002, unable to complete the necessary transactions or negotiate an extension with Fleet Bank, the Company will be in default in respect of the Fleet Bank indebtedness. Default under the loan agreement could materially and adversely affect the Company's business and financial condition.

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

As of September 28, 2002, the Company had warrants outstanding which provide it with potential sources of financing as outlined below. However, because the current market value of the Company's common stock is significantly less than the exercise prices for most of the warrants with the greatest potential for proceeds, it is unlikely that any significant proceeds will be realized by the Company.

                                                                                             Exercise
                                                                             Potential         Price       Expiration
                             Securities                          Number       Proceeds       Per Share        Date
                             ----------                          ------      ---------       ---------        ----
Carlyle Warrants............................................    1,000,000      $200,000        $0.20      January 2009

Class II Warrants...........................................      679,684     2,100,224         3.09      November 2002
Bank Austria AG, f/k/a Creditanstalt, Warrants..............      150,000       693,750         4.63      December 2003
Fleet Warrants..............................................       50,000        25,500         0.51      August 2010
Fleet Warrants..............................................       50,000         7,810         0.16      December 2010
                                                                   ------         -----         ----      -------------

                                                                1,929,684    $3,027,284
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

On March 26, 2001, the Company and Sovereign entered into the Third Modification Agreement (the "Third Modification Agreement") that amended the terms of the Original Modification Agreement and the Second Modification Agreement in order to, among other things, waive the Company's default, adjust or delete certain covenants to which the Company was subject, change the repayment terms and extend the maturity date of the loans to December 31, 2002. In addition, the Third Modification Agreement required that the Company close an equity financing of at least $1,000,000 with third party investors on or before May 31, 2001. The Third Modification Agreement established the following annual interest rates for both the revolving line and term loans: (i) from February 1, 2001 through September 30, 2001 - six (6%) percent, (ii) from October 1, 2001 through December 31, 2001 - seven (7%) percent, (iii) from January 1, 2002 through December 31, 2002 - prime rate subject to a minimum rate of eight (8%) percent and a maximum rate of eleven (11%) percent. The scheduled monthly principal payments did not begin until July 1, 2001 and were set as $30,000 from July 1, 2001 through December 31, 2001, and $100,000 from January 1, 2002 through December 31, 2002. On May 14, 2001, the Company entered into the
Amended and Restated Third Modification Agreement which restated the terms described above and extended the date for which the Company was required to close an equity financing to July 2001. In July 2001, the Company obtained net equity proceeds of $1,753,000. In August 2001, Sovereign sold the loan back to Fleet.

On July 12, 2002 the Company entered into a Fourth Modification Agreement with Fleet Bank and Kent Optometric Providers, Inc. (a professional corporation). The purpose of the fourth modification was for Fleet to approve of a restructure of Kent Optical Company such that the Company, its subsidiaries and affiliated professional corporations complied with certain business contracts.

In November 2002, the Company entered into a Fifth Modification Agreement with Fleet Bank that reduced the November 2002 principal payment from $100,000 to $50,000.

As of September 28, 2002, the Company's outstanding indebtedness under the 1999 Agreement was $2,500,000 under the revolving line of credit and $4,770,000 under the term loan.

The Company was in compliance with the covenants contained in the Amended and Restated Third Modification Agreement for the nine months ended September 28, 2002. The Company has obtained waivers from the bank for all breaches of loan covenants to date, but the Company may not receive waivers for any future breaches that may occur. Any breach that is not waived may result in the bank declaring the breach to be a default under the 1999 Agreement, which would require immediate repayment of all outstanding principal and accrued interest at a time when the Company may not be able to repay the bank.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill, which totaled $14,305,000 million at December 30, 2001, is impaired as of December 30, 2001, the date of adoption. To accomplish this, the Company has identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption, which is December 30, 2001 for the Company. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

Based on independent third party enterprise valuations of each of the Company's reporting units, the Company did not recognize any impairment of its goodwill and intangible assets upon adoption of Statement 142. During the second quarter 2002, the Company finalized the enterprise evaluations. Further, under the Statement 142's new guidelines, the Company ceased amortization of its goodwill, which favorably impacts the three and nine months ended September 28, 2002 by $263,000 and $785,000, respectively, compared to the prior periods.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Statement 144 retained many of the fundamental provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), but resolved certain implementation issues associated with that Statement. Statement 144 also requires the results of operations of a component entity that is classified as held for sale or has been disposed of to be reported as discontinued operations in the Condensed Consolidated Statements of Earnings if certain conditions are met. These conditions include elimination of the operations and cash flows of the component entity from the ongoing operations of the Company, and no significant continuing involvement by the Company in the operations of the component entity after the disposal transaction. The adoption of Statement 144 did not have a material impact on the Company's consolidated results of operations. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which will be effective for the Company beginning January 1, 2003. Statement 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145"), which will be effective for the Company beginning January 1, 2003. Statement 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

In July 2002, the FASB issued Statement 146, "Accounting for Costs Associated With Exit or Disposal Activities" ("Statement 146"), which will be effective for exit or disposal activities initiated after December 31, 2002. Statement 146 will require that a company record exit or disposal costs when they are incurred and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. Statement 146 also revises accounting for specified employee and contract terminations that are part of restructuring activities.

The Company has assessed the impact of Statements 143, 145 and 146, and estimates that the impact of these standards will not be material.

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

At September 28, 2002 and December 29, 2001, the Company had reserved for 46% and 42%, respectively, of the gross amount of the outstanding third party payer and patient receivables. If actual collectibility of these receivables is significantly different from management's estimate, it could have a material (favorable or unfavorable) result on the operating results and liquidity of the Company.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets when changes in circumstances indicate that the assets carrying amount may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the book value of those assets. The Company's cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. In performing this analysis, the Company considers such factors as current results, trends and future prospects, in addition to other economic factors. The Company did not record any charges for the impairment of long-lived assets. At September 28, 2002, the Company had long-lived assets, including goodwill and other intangibles of $19,273,000, property and equipment of $2,174,000, and web site development costs of $2,288,000.

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

Further, the Company's web site development relates to software acquired in the Eyeshop merger. It was anticipated that, following the merger, available cash resources of the combined companies would be devoted to continuation and improvement of the business of the Company, with a decision to be made at a future date as to when the Eyeshop development activities should be resumed. As of September 29, 2002, no decision had been made to the timing of resuming Eyeshop web site development activities. If the Company were to make a future decision to not resume development of this web site, then it is possible that the Company may have to recognize an impairment charge up to the entire amount of $2,288,000 and that charge may have a material impact on the Company's results of operations.

Income Taxes

The Company has a history of unprofitable operations and these losses have generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $28,074,000 as of December 29, 2001 and September 28, 2002. Generally accepted accounting principles require that the Company records a valuation allowance against deferred tax assets if it is "more likely than not" that the Company will not be able to generate sufficient future taxable income to recover the deferred tax assets recorded. Due to the size of the net deferred tax assets in relation to the Company's history of unprofitable operations, the Company has not recognized any of the net deferred tax assets. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income.

It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the net deferred tax assets. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of the net deferred tax assets at that time and would then provide for income taxes at a rate equal to the Company's combined federal and state effective rates, which would approximate 40% under current tax rates. Subsequent revisions to the estimated net realizable value of the net deferred tax assets could cause the Company's provision for income taxes to vary significantly from period to period, although the Company's cash tax payments would remain unaffected until the benefit of the deferred tax assets are utilized.

The rate of utilization of the Company's NOL carryforward may be limited under
Section 382 of the Internal Revenue Code due to changes in ownership of shares of the Company occurring over the past several years. To date, the Company has not determined whether in fact the utilization of its NOL carryforward is limited.

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

Because the assets and liabilities of the PCs are, for accounting purposes, consolidated with the assets and liabilities of the Company and its subsidiaries, any transaction by which operating assets were transferred by a Company subsidiary to a PC has been disregarded for accounting purposes. While the holding of assets by the PCs lessens the Company's control over those assets, the Company believes that the assets are adequately protected and maintained.

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

RISKS RELATED TO THE COMPANY'S BUSINESS

The Company has experienced losses in each year of operation since inception in November 1992. For the fiscal year ended December 29, 2001, the Company incurred a net loss of approximately $5,500,000 bringing its accumulated deficit to approximately $31,600,000 at December 29, 2001. The loss for the nine months ended September 28, 2002 was $310,000. The Company may never achieve profitability and, if it achieves profitability, it may not be able to maintain profitability.

The Company's primary loan facilities expire at December 31, 2002 and the Company may not be able to obtain financing or refinancing.

As of September 28, 2002, the Company owed Fleet Bank $2,500,000 under a revolving loan and $4,770,000 under a term loan. Interest rates on the loans during 2002 are at prime rate with a minimum of 8% and a maximum of 11%. The principal payments during 2002 on the term loan are $100,000 per month. Given the Company's history, including substantial historical losses, the Company may not be able to obtain financing or refinancing at terms acceptable to the Company. The Company is making every effort to refinance these loans. The failure to obtain additional financing would result in the declaration of a default with such loan facilities and could materially and adversely affect the Company's business and financial condition. Any additional equity financing, if available, may be dilutive to the Company's stockholders and any debt financing, if available, may involve restrictions on the Company's financing and operating activities.

As of November 18, 2002, the Company is in substantial negotiations with both its existing lender, and a new potential senior lender. The potential loan value of the Company's tangible assets do not support repayment or refinancing of the entire amount owed to Fleet Bank of $7,120,000, as of November 18, 2002. Based on various term sheets received by the Company, the potential loan value of the Company's tangible assets is between $2,500,000 and $4,000,000. The difference between potential loan value from a new lender and amounts owed Fleet is approximately $3,100,000 to $4,600,000. This difference will require the Company to either (a) close a transaction with new equity, subordinated debt or additional collateral pledged outside of the Company's existing assets, (b) negotiate forgiveness for a portion of outstanding debt with Fleet Bank or (c) accomplish some combination of (a) and (b) above. The Company is also in substantial negotiations with a group to invest new equity or subdebt and with Fleet Bank for forgiveness of a portion of outstanding indebtedness. The Company is optimistic that the sum of these transactions will be complete before December 31, 2002. Because the Company does not have legally binding commitment letters or contracts with the parties above, there can be no guarantee that these transactions will be complete by December 31, 2002. If the Company is, by December 31, 2002, unable to complete the necessary transactions or negotiate an extension with Fleet Bank, the Company will be in default in respect of the Fleet Bank indebtedness. Default under the loan agreement could materially and adversely affect the Company's business and financial condition.

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

As an increasing percentage of optometric and ophthalmologic patients are coming under the control of managed care entities, the Company believes that its success will, in part, be dependent upon the Company's ability to negotiate, on behalf of existing and prospective affiliated practices, contracts with HMOs, employer groups and other private third party payors pursuant to which services will be provided on a risk-sharing or capitated basis by some or all affiliated practices. The proliferation of contracts that pass much of the risk of providing care from the payor to the provider in markets the Company serves may result in greater predictability of revenues, but greater unpredictability of expenses. The Company may not be able to negotiate, on behalf of the affiliated practices, satisfactory arrangements on a risk-sharing or capitated basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than anticipated, operating margins may be reduced or, in the worst case, the revenues derived from such contracts may be insufficient to cover the costs of the services provided. As a result, affiliated practices may incur additional costs, which would reduce or eliminate anticipated earnings under such contracts. Any such reduction or elimination of earnings would have a material adverse affect on the Company's business and results of operations. Further, the Company may not be successful in retaining existing managed care business. If the Company were to loose a significant managed care account, it could have a material adverse affect on the Company's business and results of operations. Currently, the Company is appealing a potential loss of managed care business that represents approximately 2.5% of the Company's overall revenue. In September, the Company was notified that its first appeal was denied and requested a second appeal hearing. The second appeal hearing occurred in November and the Company to date has not been notified of the determination from the second hearing. If the Company is unsuccessful in the appeal process, the Company may elect to litigate the matter. If the Company is unsuccessful in the appeal process, the Company could gradually lose this business as patients over time use other eye care providers.

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

As of September 28, approximately $7,270,000 of the Company's debt is subject to a floating interest rate and every 1% increase in the relevant interest rate would adversely affect the Company on an annual basis by $73,000.

ITEM 4.  REPORT ON CONTROLS

         The Company's Chief Executive Officer, Carene Kunkler, and the Company's Chief Financial Officer, Duane Kimble, have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report. Ms. Kunkler and Mr. Kimble have concluded that the Company's disclosure controls and procedures systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Since the date of Ms. Kunkler's and Mr. Kimble's evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.


PART II - OTHER INFORMATION

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  OTHER INFORMATION

None.

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits - See Index to Exhibits
        (b) No reports on Form 8-K were filed during the three months ended September 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Sight Resource Corporation

Date:    November 18, 2002               By: /S/    Carene S. Kunkler
         -----------------               -------    -----------------

                                         Carene S. Kunkler
                                         President and Chief Executive Officer
                                         (duly authorized officer)

Date:    November 18, 2002               By: /S/    Duane D. Kimble, Jr.
         -----------------               -------    --------------------

                                         Duane D. Kimble, Jr.
                                         Chief Financial Officer
                                         (principal financial officer)

                                 CERTIFICATIONS

I, Carene S. Kunkler, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Sight Resource Corporation (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 18, 2002                By: /S/    Carene S. Kunkler
         -----------------                -------    -----------------

                                          Carene S. Kunkler
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, Duane D. Kimble, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Sight Resource Corporation (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 18, 2002                    By: /S/    Duane D. Kimble, Jr.
         -----------------                    -------    --------------------

                                              Duane D. Kimble, Jr.
                                              Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
10.36    Fleet Fourth Modification Agreement

99.2 Certification by Carene S. Kunkler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certification by Duane D. Kimble, Jr., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002